Form 10QSB
period 1995-03-31
EARTH SCIENCES INC
filed 1995-05-02
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 1995
__  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from ________ to __________

Commission File Number: 0-6088


                              EARTH SCIENCES, INC.
- -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Colorado                                  84-0503749
- -------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

910 12th Street, Golden, Colorado                 80401
- -------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

(303)279-7641
- -------------
                           (Issuer's telephone number)

                                 Not Applicable
- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reportd required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X  ;   No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of April 28, 1995: 6,355,456 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No  X

FINANCIAL STATEMENTS

                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 1995
                                                  UNAUDITED

Assets                                      (amounts in thousands)
Current assets:
    Cash, and cash equivalents                   $   317
    Certificates of deposit                          285
    Receivables                                      136
    Prepaid expenses and other                        52
                                                  ------
         Total current assets                        790

Property, plant and equipment, at cost            16,161
    Less accum. depr. and amort.                  (4,546)
                                                  ------
         Net property and equipment               11,615
                                                  ------
                                                 $12,405
                                                  ======
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current
      installments of long-term debt             $    44
    Accounts payable                                   2
    Accrued expenses                                  58
                                                  ------
         Total current liabilities                   104

Long-Term Liabilities:
Deferred revenues                                  9,382
Long-term debt, excluding current installments       739
Other liabilities                                    394
Accrued decommissioning liability                    215
                                                  ------
                                                  10,730
Stockholders' equity:
    Common stock $.01 par value                       63
    Additional paid-in capital                     6,392
    Retained deficit                              (2,852)
    Cumulative translation adjustments            (2,031)
    Treasury stock                                    (1)
                                                  ------
         Total stockholders' equity                1,571
                                                  ------
                                                 $12,405
                                                  ======

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1995 and 1994

                                              UNAUDITED
                                            1995                1994
                                        (amounts in thousands)
REVENUES:
    Royalty income                   $  228                 232
    Other                                10                   9
                                      -----               -----
                                        238                 241
                                      -----               -----
EXPENSES:
    Operating                            81                  89
    General and administrative           80                  90
    Interest expense                     21                  29
    Depreciation and amortization        57                  55
                                      -----               -----
                                        239                 263
                                      -----               -----
         Net loss                    $   (1)                (22)
                                      =====               =====
         Net loss per common share   $ (.00)               (.01)
                                      =====               =====
         Weighted average common
           shares outstanding     6,355,456           5,904,522
                                  =========           =========

- -------------------------------------------------------------------

                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                   Three Months Ended March 31, 1995 and 1994
                                               UNAUDITED
                                            1995                1994
                                        (amounts in thousands)
Retained deficit as of January 1   $ (2,851)             (2,685)

Net loss for the period                  (1)                (22)
                                      -----               -----
Retained deficit as of March 31    $ (2,852)             (2,707)
                                      =====               =====





See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994

                                                  UNAUDITED
                                                 1995           1994
                                           (amounts in thousands)
Cash flows from operating activities:
  Cash received from customers            $  236            284
  Cash paid to suppliers and employees      (172)          (169)
  Dividends and interest received              4              2
  Interest paid                              (11)           (18)
                                           -----          -----
    Net cash provided (used)
      by operating activities                      57             99
                                           -----          -----

Cash flows from financing activities:
  Collection on notes receivable              60             60
  Notes receivable funded                    (60)           (60)
  Capital expenditures                        (5)            -
  Payments on notes and long-term debt       (58)           (69)
                                           -----          -----
    Net cash used                            (63)           (69)
                                           -----          -----
Cash flow from investing activities:
  Sale of common stock                        -             473
                                           -----          -----
Net increase (decrease) in cash and
  cash equivalents                            (6)           503
Cash and cash equivalents at beginning
  of period                                  323             66
                                           -----          -----
    Cash and equivalents at end of period $  317            569
                                           =====          =====
Reconciliation of net loss to net cash
  provided by operating activities:
Net loss                                  $   (1)           (22)
Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation and amortization             57             55
    (Increase) decrease in receivables        (2)            45
    Increase in other assets                 (10)            (8)
    Increase in payables                      13             29
                                           -----          -----
         Net cash provided (used) by
           operating activities           $   57             99
                                           =====          =====


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1995

(1) General

    The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1994 Form 10-KSB.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operations. In the first quarter of 1994, a total of $473,000 was raised from Regulation S offerings to foreign investors and the private placement of stock. Additional private placements and private borrowing may be evaluated to fund increased activities in Venezuela, at the Calgary extraction facility and/or on the Meadow Lake gold property.

    Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for the fall of 1995. Registrant expects to debt finance those requirements through traditional sources. The search for financing will proceed after the completion of feasibility and marketing studies.

         Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing concession and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, through further private placements of stock and joint venture arrangements, if appropriate.

    Cash flow from operations totaled $57,000 for the first quarter of 1995 as compared to $99,000 for the same period in 1994. Cash flow from investing activities included funding and collection on notes receivable of $60,000, capital expenditures of $5,000 and repayments on notes and long-term debt of $58,000.

Results of Operations

    Total revenues for the 1st quarter of 1995 were approximately equal to the same period in 1994. Whereas gold prices were somewhat higher, total ounces produced were somewhat lower (17,100 oz. in 1995 vs. 17,800 in 1994) on production achieved by Battle
Mountain Gold Company at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty.

    Expenses for the 1st quarter of 1995 were somewhat less then for the same period in 1994 due primarily to reduced activity in Venezuela as the several land contracts for which application has been made await approval as the Venezuelan government sorts out its mineral policies for the area.


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Reported in Item 3 of Registrant's 1994 Form 10-KSB.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    No change from Item 13 of Registrant's 1994 Form 10-KSB.
    Exhibit 27  - Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Earth Sciences, Inc.
                                               Registrant


Date:  April 27, 1995                   /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                           President and Chief
                                             Financial Officer