Form 10QSB
period 1995-06-30
EARTH SCIENCES INC
filed 1995-08-03
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended June 30, 1995
__  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from ________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of July 28, 1995:  6,355,456
Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No  X

FINANCIAL STATEMENTS

                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 1995
                                                  UNAUDITED

Assets                                      (amounts in thousands)
Current assets:
    Cash, and cash equivalents                   $   342
    Certificates of deposit                          285
    Receivables                                      155
    Prepaid expenses and other                        47
                                                  ------
         Total current assets                        829

Property, plant and equipment, at cost            16,417
    Less accum. depr. and amort.                  (4,677)
                                                  ------
         Net property and equipment               11,740
                                                  ------
                                                 $12,569
                                                  ======
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current
      installments of long-term debt             $    14
    Accounts payable                                   4
    Accrued expenses                                  48
                                                  ------
         Total current liabilities                    66

Long-Term Liabilities:
Deferred revenues                                  9,382
Long-term debt, excluding current installments       716
Other liabilities                                    407
Accrued decommissioning liability                    219
                                                  ------
                                                  10,724
Stockholders' equity:
    Common stock $.01 par value                       64
    Additional paid-in capital                     6,392
    Retained deficit                              (2,816)
    Cumulative translation adjustments            (1,860)
    Treasury stock                                    (1)
                                                  ------
         Total stockholders' equity                1,779
                                                  ------
                                                 $12,569
                                                  ======

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1995 and 1994

                                              UNAUDITED
                                              1995           1994
                                       Qtr. 6 Mos.   Qtr.  6 Mos.
                                        (amounts in thousands)
REVENUES:
    Royalty income                   $  246   474    252    484
    Other                                15    25      9     18
                                      -----  ----   ----  -----
                                        261   499    261    502
                                      -----  ----   ----  -----
EXPENSES:
    Operating                            76   157     71    160
    General and administrative           70   150     95    185
    Interest expense                     21    42     28     57
    Depreciation and amortization        58   115     56    111
                                      -----  ----   ----  -----
                                        225   464    250    513
                                      -----  ----   ----  -----
      Net earnings (loss)            $   36    35     11    (11)
                                      =====  ====  =====  =====
      Net earnings (loss) per
         common share                $  .01   .01    .00   (.00)
                                      =====  ====   ====  =====
         Weighted average common
           shares outstanding     6,355,456    6,264,988
                                  =========    =========
                                        6,355,456      5,904,522
                                        =========      =========

- -------------------------------------------------------------------

                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                     Six Months Ended June 30, 1995 and 1994

                                               UNAUDITED
                                            1995                1994
                                        (amounts in thousands)
Retained deficit as of January 1   $ (2,851)             (2,684)

Net earnings (loss) for the period        35                     (11)
                                      -----               -----
Retained deficit as of June 30     $ (2,816)             (2,695)
                                      =====               =====





See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994

                                                  UNAUDITED
                                                 1995           1994
                                           (amounts in thousands)
Cash flows from operating activities:
  Cash received from customers            $  464            544
  Cash paid to suppliers and employees      (317)          (344)
  Dividends and interest received             13              5
  Interest paid                              (21)           (36)
                                           -----          -----
    Net cash provided (used)
      by operating activities                     139            169
                                           -----          -----

Cash flows from financing activities:
  Collection on notes receivable             130             60
  Notes receivable funded                   (130)           (60)
  Capital expenditures                        (9)           (62)
  Payments on notes and long-term debt      (111)          (125)
                                           -----          -----
    Net cash used                           (120)          (187)
                                           -----          -----
Cash flow from investing activities:
  Sale of common stock                        -             483
                                           -----          -----
Net increase (decrease) in cash and
  cash equivalents                            19            465
Cash and cash equivalents at beginning
  of period                                  323             66
                                           -----          -----
    Cash and equivalents at end of period $  342            531
                                           =====          =====
Reconciliation of net loss to net cash
  provided by operating activities:
Net earnings (loss)                            $   35            (11)
Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation and amortization            115            111
    (Increase) decrease in receivables       (21)            52
    Increase in other assets                  (4)             9
    Increase in payables                      14              8
                                           -----          -----
         Net cash provided (used) by
           operating activities           $  139            169
                                           =====          =====


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1995

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



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operations. In the first half of 1994, a total of $483,000 was raised from Regulation S offerings to foreign investors and the private placement of stock. Additional private placements and private borrowing may be evaluated to fund increased activities in Venezuela and/or at the Calgary extraction facility.

    Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for late in 1995. Registrant expects to debt finance those requirements through traditional sources.
The search for financing will proceed after the completion of feasibility and marketing studies.

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

    Cash flow from operations totaled $139,000 for the first half of 1995 as compared to $169,000 for the same period in 1994. Cash flow from investing activities included funding and collection on notes receivable of $130,000, capital expenditures of $9,000 and repayments on notes and long-term debt of $111,000.

Results of Operations

    Total revenues for the 1st half of 1995 were approximately equal to the same period in 1994. Gold prices and total ounces produced were somewhat lower (35,200 oz. in 1995 vs. 35,300 in 1994) on production achieved by Battle Mountain Gold Company at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty.

    Expenses for the 1st half of 1995 were somewhat less then for the same period in 1994 due primarily to costs incurred in the sale of stock in 1994 not reoccurring in 1995.


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


                                          Earth Sciences, Inc.
                                               Registrant


Date:  July 27, 1995                    /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                           President and Chief
                                             Financial Officer