Form 10QSB
period 1995-09-30
EARTH SCIENCES INC
filed 1995-11-14
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995
__  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from ________ to __________

Commission File Number: 0-6088


                              EARTH SCIENCES, INC.
-------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Colorado                                  84-0503749
-------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

910 12th Street, Golden, Colorado                 80401
-------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

(303)279-7641
-------------
                           (Issuer's telephone number)

                                 Not Applicable
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reportd required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X  ;   No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1995:
6,355,456 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No  X

FINANCIAL STATEMENTS

                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1995
                                                  UNAUDITED

Assets                                      (amounts in thousands)
Current assets:
    Cash, and cash equivalents                   $   180
    Certificates of deposit                          475
    Receivables                                      164
    Prepaid expenses and other                        41
                                                  ------
         Total current assets                        860

Property, plant and equipment, at cost            16,726
    Less accum. depr. and amort.                  (4,824)
                                                  ------
         Net property and equipment               11,902
                                                  ------
                                                 $12,762
                                                  ======
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current
      installments of long-term debt             $    12
    Accounts payable                                   3
    Accrued expenses                                  47
                                                  ------
         Total current liabilities                    62

Long-Term Liabilities:
Deferred revenues                                  9,382
Long-term debt, excluding current installments       622
Other liabilities                                    421
Accrued decommissioning liability                    224
                                                  ------
                                                  10,649
Stockholders' equity:
    Common stock $.01 par value                       63
    Additional paid-in capital                     6,392
    Retained deficit                              (2,749)
    Cumulative translation adjustments            (1,654)
    Treasury stock                                    (1)
                                                  ------
         Total stockholders' equity                2,051
                                                  ------
                                                 $12,762
                                                  ======

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1995 and 1994

                                              UNAUDITED
                                            1995                1994
                                        (amounts in thousands)
REVENUES:
    Royalty income           $ 254     728       236  721
    Other                       14      39        12   29
                              ----     ---      ----  ---
                               268     767       248  750
                              ----     ---      ----  ---
EXPENSES:
    Operating                   92     249        76  236
    General and admin.          30     180        56  241
    Interest expense            19      61        26   82
    Loss on abandonment of
      mineral property          -       -        196  196
    Depr. and amort.            60     175        56  167
                              ----    ----       --- ----
                               201     665       410  922
                              ----    ----       --- ----
      Net earnings (loss)    $  67     102      (162)(172)
                             =====     ===     =====  ===
    Net loss per common share $ .01    .02      (.03)(.03)
                              ====    ====      ==========
    Weighted average common
      shares outstanding     6,355,456          5,904,522
                             =========          =========
                                       6,355,456      5,907,718
                                       =========      =========

-------------------------------------------------------------------

                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                  Nine Months Ended September 30, 1995 and 1994

                                               UNAUDITED
                                            1995                1994
                                        (amounts in thousands)
Retained deficit as of January 1   $ (2,851)             (2,685)

Net earnings (loss) for the period           102                (172)
                                      -----               -----
Retained deficit as of September 30 $ (2,749)            (2,857)
                                      =====               =====





See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994

                                                  UNAUDITED
                                                 1995           1994
                                           (amounts in thousands)
Cash flows from operating activities:
  Cash received from customers            $  716            785
  Cash paid to suppliers and employees      (436)          (464)
  Dividends and interest received             21              5
  Interest paid                              (30)           (57)
                                           -----          -----
    Net cash provided (used)
      by operating activities                     271            269
                                           -----          -----

Cash flows from financing activities:
  Collection on notes receivable              60            140
  Notes receivable funded                   (130)          (140)
  Payments on notes and long-term debt      (139)          (227)
  Additional paid in capital                   2             14
                                           -----          -----
    Net cash used                           (207)          (213)
                                           -----          -----
Cash flow from investing activities:
  Capital expenditures                       (17)           (67)
  Sale of common stock                        -             571
  Purchase of certificates of deposit       (190)            -
                                           -----          -----
    Net cash provided (used)                (207)           504
                                           -----          -----
Net increase (decrease) in cash and
  cash equivalents                          (143)           560
Cash and cash equivalents at beginning
  of period                                  323             66
                                           -----          -----
    Cash and equivalents at end of period $  180            626
                                           =====          =====
Reconciliation of net earnings (loss) to
 net cash provided by operating activities:
Net earnings (loss)                            $  102           (172)
Adjustments to reconcile
  to net cash used in operations:
    Loss on aband. of mineral property        -             196
    Depreciation and amortization            175            167
    (Increase) decrease in receivables       (30)            40
    Decrease in other assets                   2             21
    Increase in payables                      22             17
                                           -----          -----
         Net cash provided (used) by
           operating activities           $  271            269
                                           =====          =====


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1995

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



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operations. Private placements of stock and private borrowing may be evaluated to fund increased activities in Venezuela, at the Calgary extraction facility and/or at the Calgary extraction facility.
    Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for 1996. Registrant expects to debt finance those requirements through traditional sources. The search for financing will proceed after the completion of feasibility and marketing studies.

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

    Cash flow from operations totaled $271,000 for the first nine months of 1995 as compared to $269,000 for the same period in 1994. Cash flow from financing activities in 1995 included funding and collection on notes receivable of $130,000 and $60,000, respectively and repayments on notes and long-term debt of $139,000. Cash flow from investing activities included capital expenditures of $17,000 and $67,000 in 1995 and 1994, respectively, and in 1995, the purchase of certificates of deposit of $190,000. In the first nine months of 1994, a total of $571,000 was raised from Regulation S offerings to foreign investors and the private placement of stock.

Results of Operations

    Total revenues for the 1st nine months of 1995 were approximately equal to the same period in 1994. Whereas gold prices were somewhat lower, total ounces produced were somewhat higher (54,360 oz. in 1995 vs. 53,000 in 1994) on production achieved by Battle Mountain Gold Company at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty.

    Expenses for the 1st nine months of 1995 were less then for the same period in 1994 due primarily to a $196,000 loss on abandonment of mineral property recognized in 1994 and reduced activity in Venezuela in 1995. The several land contracts for which application has been made await approval as the Venezuelan government sorts out its mineral policies for the area.


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


                                          Earth Sciences, Inc.
                                               Registrant


Date:  October 27, 1995                 /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                           President and Chief
                                             Financial Officer