Form 10KSB
period 1995-12-31
EARTH SCIENCES INC
filed 1996-03-28
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 1995
Commission File Number:   0-6088
Earth Sciences, Inc.
 (Name of small business issuer in its charter)
    Colorado                           84-0503749
(State of incorporation)     (IRS Employer Identification No.)

910 12th Street, Golden, Colorado        80401
 (Address of principal executive offices, including Zip Code) (Registrant's telephone number, including area code) (303) 279-7641 Securities registered under Section 12(g) of the Exchange Act:
    Common Stock, one cent par value
                   Title of class
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy orinformation statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
$1,043,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 22, 1996 was $10,248,000.

Number of shares outstanding of registrant's Common Stock, one cent par value as of March 1, 1996 - 6,355,456.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into Part I,
Item 2 of this Form 10-KSB:
1974 through 1979 Forms 10-K of Registrant
1981, 1986 and 1988 Forms 10-K of Registrant

Transitional Small Business Disclosure Format:  Yes __ No  X


Item 1.  DESCRIPTION OF BUSINESS
(a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly owned subsidiaries unless otherwise indicated) is a diversified mineral exploration and development company with planned production of purified phosphate products in Calgary. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. During 1995, ESI (1) continued with plans for production of purified phosphate products at its solvent extraction facility in Calgary, Alberta, Canada; (2) continued exploration activities for gold resources in Venezuela including its land contract covering approximately 1200 acres; and (3) maintained its position in several mining deposits and prospects in the Western US including its royalty position in the San Luis gold mine which produced approximately 73,000 ounces of gold in 1995. These activities are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ESI's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feed stock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. A Feasibility Study, completed in 1995, confirmed the technical and financial feasibility of conversion of the facility for the production of purified phosphate products. ESI is completing final engineering and permitting, and is seeking financing for the conversion. The current development schedule plans the commencement of production in the second half of 1996, if, among other things, the necessary financing and permits are obtained.

During 1995, through ESI's Venezuelan company, ESIGEO, formed in a joint venture with GEO C.A. ("GEO"), ESI continued gold exploration and development activities in Venezuela. ESI also owns 49% of another company, Minera Antabari C.A. ("Antabari"), which received a contract on a 1200 acre site on the Guyana Shield in March 1992. To date, geologic mapping, geochemistry of drainages, soils and old workings, and detailed trenching and pitting of several mineralized zones has been performed. ESIGEO is discussing further exploration work at this contract area with third parties. Three other contracts were filed for in 1994 and refiled in 1995 with the Venezuelan Ministry of Energy and Mines ("MEM"). ESIGEO is awaiting response from MEM on these filings. Several other sites with existing MEM concessions are being evaluated, and ESIGEO is negotiating with the current concession holders to obtain rights to further explore these areas. In 1996 ESIGEO expects to conduct surface exploration on the concessions, currently filed for, when they are granted, and other areas obtained from ongoing negotiations, if any.

ESI is the owner of the San Luis, Colorado gold mine. The mine is leased to, and operated by, Battle Mountain Gold Company ("BMGC"). BMGC has identified approximately 2.4 million tons of remaining mineable ore reserves with approximately 100,000 ounces of contained gold, as reported by BMGC to ESI. ESI holds a 3 1/2% royalty on all production from the mine. Construction of the mill was completed in late 1990, and mining and milling operations commenced in the spring of 1991. Production in 1995, as reported by BMGC, was approximately 73,000 ounces of gold. ESI recognized $978,000 of revenue from the production and sale of gold in 1995. BMGC has announced that it expects the current ore reserves at San Luis to be depleted in the second quarter of 1997. Based on BMGC targeted production, ESI expects 1996 cash flow of approximately $900,000-$1,000,000 from its royalty interest at current gold prices.

(b) Business of Issuer.
Registrant is a diversified mineral exploration and development company with planned production of purified phosphate products in Calgary. Registrant owns the San Luis gold mine; a processing facility in Calgary, Alberta, Canada which recovered uranium oxide from phosphoric acid and for which the production of purified phosphate products is being pursued; alunite properties which contain alumina, sulfur and potash; other domestic properties containing gold, vanadium and phosphate; and controls prospects containing copper, molybdenum, silver, lead and zinc.

Registrant through its 49% ownership in Minera Antabari C.A.
("Antabari") and its 50% ownership in Recursos Minerales ESIGEO
C.A. ("ESIGEO") is exploring, evaluating, acquiring and plans to develop gold resources in Venezuela.

San Luis Gold Mine
As a result of transactions in 1987, ESI sold its working interest in the San Luis gold mine to BMGC, acquired the underlying property and now, through a lease of the property to BMGC, has a 3 1/2% gross royalty on future production from the mine.

Total mineable ore reserves of the San Luis mine as of December 31, 1995 as reported by BMGC to ESI are 2,406,000 tons of proven/probable reserves with an average grade of 0.042 ounces of gold per ton containing 101,000 ounces of gold.

During 1995 approximately 72,700 ounces of gold and 31,800 ounces of silver were produced by BMGC from the property, as compared to 72,700 ounces of gold and 19,400 ounces of silver in 1994. ESI recognized $978,000 in revenue from that production in 1995, as compared to $938,000 in 1993. The targeted annual rate of production in 1996 has been reported by BMGC at 72,000 ounces of gold.

ESI expects significant cash flow from its 3 1/2% royalty on production from the San Luis Mine in 1996 and the first half of 1997. The amount of such royalty is dependent, among other things, upon the levels of production achieved by BMGC and the price of gold. Based on current gold prices and anticipated levels of production, as reported by BMGC, ESI expects 1996 cash flow of approximately $900,000 to $1,000,000 from its royalty.

Calgary Solvent Extraction Facility
In 1995, ESI confirmed and continued the plan for production of purified phosphate products at the facility. The planned schedule to re-start the facility in Calgary, Alberta to produce purified phosphoric acid (PPA) and by-products targets production commencing in September 1996 assuming necessary financing, permitting and other required matters are completed. Earth Sciences Extraction Company ("ESEC"), a wholly-owned Canadian limited partnership of ESI, intends to produce PPA at its solvent extraction facility in Calgary, Alberta. The facility, with modification, is expected to have the capacity to produce in excess of 80,000 tons of P2O5 in the form of PPA per year and recover other valuable elements available in the feedstock.

ESEC's Facility
The phosphoric acid treatment facility has been maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC intends to modify the facility to purify superphosphoric acid ("SPA") to a technical grade PPA and manufacture animal feed and fertilizer by-products. The SPA feedstock is to be purchased from several producers in Idaho and Florida. Negotiations are underway for long-term supply contracts with Agrium Inc. and Farmland Industries, Inc. In the future, it is anticipated that phosphate rock from an open pit deposit owned by ESI may be processed under a tolling arrangement to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid
Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial applications. At present ESEC would compete with four North American PPA producers in the 700,000 ton P2O5 industrial market where 200,000 tons P2O5 of direct consumption PPA is sold. ESEC would be the sole producer in Canada, and would be the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year,where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. In the first year of production ESEC expects to capture approximately 5% of the North American PPA market by matching other producers' quality but with lower prices. It is anticipated that cost advantages would be realized from the use of less expensive purification through solvent extraction and lower freight costs. It is anticipated that by-products will be sold in local markets, which management believes are large enough to absorb the volume without being disrupted. There can be no assurances that the actual sales by ESEC will equal the anticipated sales.

Solvent Extraction Process
It is anticipated that the facility would produce PPA using an environmentally clean solvent extraction process employing tributyl phosphate with a kerosene diluent. The process is well established in the industry and free of patent conflicts. The ESEC process has been verified for anticipated ESEC feedstocks by numerous laboratory bench tests and continuous recycle pilot plant runs.
The studies show that a competitive PPA can be produced from any fertilizer grade phosphoric acid feedstock with extraction efficiencies of 70 to 90%. It is anticipated that the remaining phosphoric acid, or raffinate, would be further processed by selective precipitation with lime and limestone to recover high purity animal feed grade calcium phosphate and agricultural grade trace mineral phosphate fertilizer. ESEC believes that no significant waste will be generated at the ESEC facility.

Production Plan and Operating Costs
ESEC intends to start production in 1996 at the rate of 10,000 tons of P2O5 per year of technical grade PPA, carrying 54.4% P2O5, or 18,400 tons of product acid. Associated with the PPA will be the production of 4,400 tons of feed grade calcium phosphate and 2,000 tons of phosphate fertilizer. An 8% per year growth is anticipated in tonnage sales. An estimate, based on the actual operating costs of the plant in 1987 escalated to 1996, indicates that at the initial production rate total product cost of $10.6 million Can. per year. There can be no assurances, however, that the Company will not experience significantly different cost levels.

Capital Costs
A capital cost study prepared by Fluor Daniel Wright, Ltd. indicates that the modifications to the existing facility will cost $2.3 million Can. excluding the raffinate processing equipment and a railway siding. It is estimated that raffinate processing, a railway siding, working capital, start up costs and other preproduction costs will raise the capital requirement to $5 million Can. Construction of a similar facility at today's prices would cost in excess of $30 million.

Forecasted Financial Results
The estimated annual net revenues for the initial year based on a PPA selling price of $712 Can. per ton PPA and an average of $350 Can. per ton for by-products less an allowance for selling and freight are $13.8 million Can. per year. This yields a gross profit margin of $3.2 million Can. per year. Based on these costs, returns, and capital expenditures, a 15 year financial forecast was prepared. The forecast shows an internal rate of return (IRR) of 62%, a payback of 1.8 years and a net present value of the project of $19.3 million Can. using a discount rate of 12% per annum.
There can be no assurances, however, that the Company will not experience significantly different results from those projected.

Future Potential
The upside potential of the ESEC facility in Calgary is substantial. Management believes relatively minor changes would have to be made to increase the output from 10,000 tons to 80,000 tons P2O5 per year. In addition, the raffinate contains a large number of valuable elements in high concentrations, including uranium, vanadium, yttrium, scandium and the rare earths. The technology for recovery of these elements is available. The plant has a good deal of additional equipment including a second solvent extraction circuit that could possibly be utilized for that purpose. ESEC intends to pursue these recovery opportunities in earnest after the commencement of PPA production.

Schedule
Final engineering and permitting are underway. Equipment procurement and plant modification will follow this spring and summer. Barring any unforeseen difficulties or delays, the plan is to begin hiring and operator training in the summer of 1996 with plant startup shortly thereafter. No assurances can be given at this time that ESI will be able to secure the necessary financing or complete the required modifications to allow commencement of production at the facility.

Venezuelan Gold Activities
ESI's Venezuelan joint venture with GEO commenced initial exploration activities in the fall of 1988. The exploration posture in Venezuela is unique. Four of the principals involved in the current program have been active in studying mineralization in the state of Bolivar for more than two decades. Regional and local geochemical surveys conducted since the early seventies and linked to ongoing geological and geochemical studies published by Venezuelan governmental agencies have provided the basis for focusing on areas with maximum potential. These geochemical surveys together with constant, current analysis of other published studies afford a broad exploration perspective that the joint venturers are poised to utilize.

In order to facilitate the development of the Company's various land concessions in Venezuela, the Venezuelan corporate structure was reorganized in 1994 by forming a holding company called Recursos Minerales ESIGEO C.A. ("ESIGEO") that is controlled equally by ESI and its Venezuelan partners, GEOC.A. ("GEO"). Each new land concession will be placed in a separate entity, owned and controlled by ESIGEO. ESI and GEO have recently agreed that the parties will share proportionately on each land concession based on their respective investments. In most cases this will result in ESI having a significant majority interest in all of the activities of ESIGEO. The joint company will continue in the manner in which ESI has conducted exploration for thirty years. That is to define and acquire land positions in key areas that have a high probability of being within the heart of future mining districts. After minimal work to define mineral potential, these prospects are then sold to major mining companies for a cash payment and a royalty on future production. To facilitate this approach, each land concession is to be held in a separate company, wholly-owned by ESIGEO, which can be sold without additional regulatory review and delay. The goal of ESIGEO in Venezuela is to enter into several such agreements with major gold producers within the next several years.

ESIGEO's focus in Bolivar state was originally influenced by the convenience and proximity of physical infrastructure. Through the precursors of ESIGEO, the exploration effort has turned to more remote areas and larger targets. Using the jungle rivers as highways, and with the help of local natives ESIGEO has sampled the erosional "washings" of thousands of square miles of mineralized terrain selecting the most promising areas for more detailed geochemical sampling and the determination of contract areas and boundaries.

The decree which empowered the Corporacion Venezolana de Guyana ("CVG") to issue land contracts in the Guyana Shield has been determined to be illegal by the Venezuelan courts. The Ministry of Energy and Mines ("MEM") is expected to issue concessions to replace the over 450 existing CVG contracts after a study commissioned to evaluate the existing contracts' status is complete and final legislative action annuls the rights granted CVG. The SAMI land contract is included in this category and it is anticipated that its terms will improve as the new concession terms will be more favorable. The three applications for new land contracts discussed below are included with some 300 other unacted-upon requests that have accumulated with CVG since March 1994, when CVG stopped signing contracts. New applications to MEM have been made for these three areas and assurances have been obtained that they will receive priority when they are ultimately considered. Due to political complexities of coordinating land use between MEM and designated regions and states, it is uncertain when these new applications will be acted upon, but it could be in the first half of 1996.

SAMI Area Contract
In 1991, ESI and GEO formed Antabari, a Venezuelan company of which ESI owns 49%. In November 1991, Antabari filed for a contract with CVG for 488 hectares to be explored and exploited for gold. The area, called SAMI for San Miguel, is located southeast of the town of Upata, Bolivar state, Venezuela in the open country of the savannas, and is readily accessible from established roads. The contract, which was issued in March 1992, provides a two year period for exploration work and to prepare a plan for exploitation. An extension has been granted to complete further exploration work. The contract requires certain financial guarantees with regard to exploration and reclamation, and requires that the area be reduced by one-half at the end of the exploration period.

Antabari has performed geologic mapping, geochemistry of drainages, soils and old workings, and trenching of several mineralized zones. One such zone has a continuity of over 600 feet with a width of 40 feet and has yielded values of up to 1.6 ounces per ton of gold. Additional sampling and analysis from extensive pitting show a large (8 acre) anomalous gold area, clearly open to the north and east. Drilling and further sampling will be necessary to determine the potential of the area. ESIGEO is discussing this next phase with third parties at this time.

New Filings
In 1994, formal applications were made to CVG, which in 1995 have been renewed in applications to MEM, to acquire exclusive mineral exploration rights on three new land areas located in the Bolivar state in southeastern Venezuela. ESI has been advised that ESIGEO's filings establish priority for the areas sought. The Company is very optimistic about the potential these areas hold for further gold exploration and exploitation. The areas were first identified as potential targets through regional geochemistry that defined anomalous occurrences of gold and associated minerals, and legends of past production by primitive methods which have historically been key to exploration in remote areas. Queries of natives and sampling of stream sediments has allowed selection of the best targets from a 130 square km area that was investigated.

Apicharai
The first concession area covering 500 hectares (approx. 1200 acres), is known as Apicharai, located about 165 km from the town of La Paragua. This small tributary to the Antabari river has a history of panning and small scale hydraulic mining. Apicharai has an abundance of thick quartz veins in the drainage and gold is commonly visible. The mineralization of Apicharai is typically associated with the quartz veining in acidic pyroclastics. One 80 meter zone on the river is panned every year by the natives after the rainyseason. The gold particles commonly run 0.5mm and angular quartz is dominate in the creek sediments. As a result of the stream sediment sampling, an area has been selected for further work where the source of the gold mineralization is likely to be located.

Man-cai
The second concession area, known as Man-cai, covers 500 hectares, is located in a remote area near the Brazilian border accessible by boat from the La Paragua river. Reports are that 100 kilos of gold were taken by primitive methods from an area of only a few hectares. Sampling and estimates ofalluvial-colluvial material show that there is another 50-100 kilos available in a very small area. It is believed that this gold can be easily recovered with portable equipment. The source rock may hold significant potential and will be targeted early on in the further exploration program. Considerable pyrite exists in the volcanic host rock and upstream, out of the rhyolite, gold is at background levels, helping to define the source material. The existence of easily obtainable gold in the surface material and the boundary definition of the source rock make this an excellent target for significant gold mineralization.

Manaima
The third concession area, known as Manaima, also covers 500 hectares and is located 50 Km from the town of La Paragua. This is an area rich in history of small primitive mining operations. The hydrothermal mineralization on the property is associated with a fault zone where gold is typically found with copper and manganese.

Specific work programs are being formalized for initial detailed exploration of the above mentioned areas. The plans provide for the building of an airstrip to facilitate access and transportation of equipment into Apicharai, Man-cai and other prospects. Access is now being accomplished via river routes.

The primary objectives of the 1996 plans are to determine as quickly as possible the nature and extent of gold mineralization on the anticipated new land concessions and to continue to define those additional areas where future filings will be made. Activities will include surface geochemistry, geologic mapping and trenching. Drilling may be appropriate on the SAMI concession with participation of a third party.

Mineral Properties and Other Business Matters
During 1995 Registrant maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below).
Raw materials, as the term is generally used, are not essential to Registrant's mineral acquisition and development activities performed for its own account. However, Registrant's commercialization of its properties is dependent upon securing adequate supplies of energy and water. The planned production of PPA at the Calgary facility will require adequate supplies of SPA feedstock. Adequate supplies of this material are currently available in the required quantities and at reasonable prices. There can be no assurance that such availability will continue in the future.

Registrant holds no patents, licenses, franchises or land contract which it considers material in light of its other assets. However, Registrant holds for itself, and in association with others, Federal Potassium Prospecting Permits, State Potash and Alunite Leases, Federal Potassium Preference Right Leases and Applications, Federal Phosphate Prospecting Permits, Federal Phosphate Leases, State Phosphate Leases, fee mineral rights and other exploration and mineral interests which are the basis for Registrant to explore and develop the properties subject thereto. In certain instances such mineral interests give preferential leasing rights to Registrant upon location and demonstration to the US Geological Survey Conservation Division that the deposit is a "valuable, workable deposit in commercial quantities".
Registrant also holds certain of its mineral properties subject to "patented" and "unpatented" lode and placer mining claim locations. Unpatented mining claims require compliance with certain Federal and State laws in order to maintain mineral interests thereon. Legislation enacted in October 1992 requires a $100 per claim rental charge on all unpatented mining claims.

Numerous and in some regards conflicting bills have been introduced and are now pending in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for unpatented mining claims. Registrant's financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

The activities of Registrant performed for its own account are not seasonal, although winter weather may limit certain activities.

Registrant's mineral exploration and property acquisition activities are not dependent upon one or a few major customers. The search for and commercialization of economic mineral deposits is highly competitive. Large companies having greater financial resources than Registrant and many small mining companies are active in acquiring, evaluating and developing mineral resource prospects in the western United States and Venezuela.

Registrant spent approximately $183,000 and $139,000 on research and development activities related to the Calgary extraction facility during 1995 and 1994, respectively.

Registrant is subject to extensive regulation by various local, state and Federal laws and regulations governing the protection of the environment, including laws and regulations relating to air and water quality, mining reclamation, waste disposal, and the protection of endangered or threatened species. Although environmental regulatory costs to date and those expected in 1996 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of Registrant's business.

As of December 31, 1995 Registrant employed 4 personnel at its
Golden, Colorado, offices, of which three were employed on a full time basis. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2.  Description of Property.<F1>
Registrant owns, controls and participates with others in mineral property interests and mineral property exploration and development programs in Colorado, Idaho, Montana, Nevada, Utah, and Venezuela. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits, except the San Luis gold mine, are commercially viable. In-house studies for several of the undeveloped properties indicate technical and economic feasibility. The following is summary information regarding Registrant's principal properties.
[FN]
<F1>
For purposes of this Item, the term "Measured Reserves" and "Indicated Reserves" shall have the meaning as adopted by the US Geological Survey and the US Bureau of Mines, as follows:
Measured Reserves are reserves for which tonnage is computed from dimensions revealed in outcrops, trenches, workings and drill holes, and for which the grade is computed from results of detailed sampling. The sites for inspection, sampling and measurement are so closely spaced, and the geologic character is defined so well, that the size, shape, and mineral content are well established.
The computed tonnage and grade are judged to be accurate within limits which are stated, and no such limit is judged to differ fromthe computed tonnage or grade by more than 20%.
Indicated Reserves are reserves from which the tonnage and grade are computed partly from specific measurements, samples, or production data, and partly from projections, for a reasonable distance, on geologic evidence. The sites available for inspection, measurement, and sampling are too widelyor otherwise inappropriately spaced to outline the reserve completely or to establish its grade throughout.
[/FN]
(a)Vanadium/Phosphate Property near Paris and Bloomington, Idaho See Item 3(f), 1975-1977 Forms 10-K for the property acquisition, property rights, property description and exploration program prior to 1979. See Item 1(c) 1981 Form 10-K concerning Registrant's sale and option of its interests on the properties in January, 1981. Registrant reacquired all of the interests in the properties from the Conda Partnership in 1992.

To date, drill testing on the southern portion of the deposit show tonnage of approximately 34 million tons of phosphate rock classified as Measured Reserves, with an additional 19 million tons of phosphate rock classified as Indicated Reserves. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

Metallurgical test work on the vanadium bed has resulted in a patent being issued to Registrant regarding the extraction techniques which were developed as a result of such work. Economic feasibility calculations show that production of vanadium from the property is commercially feasible. Registrant is investigating plans for development of the property, however there can be no assurance that marketing and financing arrangements can be obtained. In 1993, Registrant negotiated an arrangement with a third party to allow a minor amount of phosphate ore to be removed from the outcrop on a portion of one of its properties held in fee interest. That party obtained permits in 1994 to mine 3,000 tons from the property but no mining has yet taken place. This deposit may provide a source for the intended purified phosphoric acid production at the Calgary facility (See Item 1(a) above).

(b) San Luis Gold Mine.
See Item 3(h) 1975 Form 10-K for a description of the property.
See Item 1(c)(1) 1988 Form 10-K and above concerning Registrant's sale to BMGC, other related transactions in 1987 and BMGC development work.
Registrant owns the 800 acre site on which the mine is located, has leased the property to BMGC, and receives a 3 1/2% gross royalty from all production. As of 12/31/95, BMGC has reported approximately 2.4 million tons of ore containing approximately 101,000 oz. of gold. BMGC commenced mining operations in early 1991.

Production during the period from 1991 through 1995 was as follows:
Yearounces of goldounces of
silver         199131,50021,600199255,60021,000199372,80027,000199472,70019,40019
9572,70031,800
Production for 1996 is targeted at 72,000 oz. of gold. Registrant retains a 3 1/2 % gross royalty on future production. The ore reserve is expected to be depleted in the second quarter of 1997.

(c)  Alunite Resources.<F2>
Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur.
[FN]
<F2>
Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under
Section 4 of the Leasing Act of February 7, 1927.
[/FN]
(1) "LC" Alunite Property.
See Item 3(b)(1), 1974 and 1975 Forms 10-K and Item 3(h), 1976 and 1977 Forms 10-K for property description, property rights and exploration work in prior years. Results of exploration work to date show a total of 61.1 million tons of material classified as Measured and Indicated Reserves. The grade of thematerial is calculated to average approximately 39.6% alunite (approximately
14.7% alumina).   In 1978, Registrant  applied for a Preference
Right Lease for potassium on the property (a "PRLA"), in 1979 submitted the "initial showing" required in the lease application and in 1982 submitted the operating plan for an environmental impact assessment. Approval of the project was recommended by a Bureau of Land Management advisory panel. However, in 1985 a Congressional resolution suspended all Preference Right Lease activity in Wilderness Study Areas. Until further Congressional action is taken, progress on the project will be restricted. In 1991, Registrant received notice from the Department of Interior that the Bureau of Land Management considers the PRLA as a valid existing right with respect to any future wilderness designation. Registrant relinquished its 48 unpatented mining claims covering the alunite property in 1993.

(2)"NG" Property and Other Utah Alunite Interests.
See Item 3(a)(1), (2), (3), (4) and (5), 1974-1979 Forms 10-K for
NG Property and other Utah alunite interest descriptions, property rights and exploration programs prior to 1978.
ESI was granted Preference Right leases on the ten principal tracts that comprise the NG deposit on January 13, 1983. The leases were assigned to the Alumet Partnership effective February 1, 1983. Alumet assigned its Utah alunite interests back to ESI in December, 1986 (See item 1(c)(1) 1986 Form10-K). ESI relinquished a portion of the leases, reducing the acreage under lease to 680 acres. All required lease payments were made in 1995.
Results of exploration and drilling programs on the properties to date show 129 million tons of material classified as Measured Reserves, with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons classified as Indicated Reserves with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

(d) Calgary Solvent Extraction Facility.
Registrant owns a hydrometallurgical solvent extraction facility which was used to extract uranium from phosphoric acid from June 1983 through September 1987, when the adjacent phosphoric acid fertilizer plant supplying feed stock shut down. (See Item 1(a) and 1(b) above). The facility occupies a 20,000square foot building and is located in southeast Calgary, Alberta on a 12 acre site leased from the adjacent fertilizer plant.

(e)  Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block ofcontiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 1995.

During 1992, a third party conducted limited geochemical sampling, geological mapping and a remote sensing study using Landsat Thematic Mapper data and image enhancements. One core hole was subsequently drilled to a depth of 588 feet. In 1993, an additional four reverse circulation holes were drilled on the property totaling 950 feet. Analysis of samples from the drilling helped to define the southwest boundaries of a breccia pipe containing gold, silver, copper, zinc and lead mineralization. Based on the drilling performed a deposit of from 750,000 to 1.5 million tons of material classified asMeasured and Indicated Reserves can be delineated with current metal values of over $15 per ton.


Item 3.  Legal Proceedings.
In June 1993, a lawsuit was filed in the United States District Court for the Northern District of California against ESI Chemical, Inc. (ESIC), a dormant subsidiary of Registrant, by Volvo GM Heavy Truck Corporation. The claim concerns contamination at a property in Oakland, California previously owned by a predecessor of ESIC. HM Holdings, Inc. is also a defendant in the action. The complaint seeks recovery of response costs, damages, and injunctive and regulatory relief. Discovery is continuing in the matter.

See also note 8 to the consolidated financial statements submitted in response to Item 7 below concerning legal proceedings of Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
(a)  Market Information.

Registrant's common stock trades on The NASDAQ Small-Cap Market under the symbol ESCI.
               Price Ranges (closing high and low bids)
19951994         1st Quarter$ 1.06 - 1.69$ 2.25 - 2.882nd Quarter$ 1.00 - 1.38$
1.38 - 2.253rd Quarter$ 1.00 - 2.25$ 1.25 - 2.124th Quarter$ 1.25 - 2.63$ 1.25 -
2.32
The price ranges shown are based on NASDAQ quotations as reported by the National Association of Securities Dealers, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one cent par value of Registrant as of March 15, 1996 was approximately 1,870.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operationsthrough 1996. Private placements of common stock and bank borrowings may be evaluated to fund increased activities in Venezuela and the plant modification and startup activities at the Calgary extraction facility. Registrant received $558,000 from Regulation S offerings and private placements of its common stock in 1994.

Based on current estimates, the Calgary facility will require approximately Can. $5 million to re-start the plant for the production of purified phosphate products, planned for 1996. Registrant expects to finance those requirements through a combination of debt and equity. The search for financing is underway.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing contract and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, through further private placements of stock and joint venture arrangements, if appropriate.

Cash flow from operations totaled $336,000 for 1995 versus $385,000 for 1994. Cash flow from investing activities for 1995 included funding and collections on notes receivable of $130,000, capital expenditures of $25,000 and purchase of certificates of deposit of $190,000. Cash flow from financing activities in 1995 consisted of payments on notes payable and long-term debt of $181,000.

Results of Operations
In 1991, royalty income from the San Luis gold mine commenced. Registrant recognized $978,000 and $939,000 in revenue from the production and sale of gold and silver from the property in 1995 and 1994, respectively. At current gold prices and anticipated production rates, Registrant expects revenue and cash flow of approximately $900,000 - $1,000,000 in 1996 from the royalty.

Operating expenses decreased slightly in 1995, whereas research and development work related to the Calgary facility increased from $139,000 in 1994 to $183,000 in 1995. In 1994 $191,000 of costs related to abandoned mineral properties was recognized. General and administrative expenses were lower in 1995 than in 1994 due primarily to costs associated with the sale of stock incurred in 1994 not reoccurring in 1995.

Registrant's interest expense totaled approximately $82,000 for 1995 and $117,000 in 1994. Interest expense includes approximately $50,000 in both 1995 and 1994 from the consolidation of the Canadian subsidiary's results. Interest expense decreased in 1995 due to the repayment of certain indebtedness during the year.

Item 7.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report

Consolidated Balance Sheet - December 31, 1995
Consolidated Statements of Operations - For the Years Ended
December 31, 1995 and 1994
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1995 and 1994
Consolidated Statements of Cash Flows - For the Years Ended
December 31, 1995 and 1994
Notes to Consolidated Financial Statements
                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Earth Sciences, Inc. and subsidiaries
Golden, Colorado

We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended
December31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December31, 1995, and the results of their operations and their cash flows for the years ended December31, 1995 and 1994, in conformity with generally accepted accounting principles.

Hein+Associates llp

Denver, Colorado
February 7, 1996

EARTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995

ASSETSCurrent Assets:      Cash and cash equivalents$262,000Certificates of deposits475,000Receivables219,000Prepaid expenses and other55,000Total current assets1,011,000Property, Plant and Equipment, at cost 16,526,000Less accumulated depreciation and amortization (4,822,000)Net property, plant and equipment11,704,000Total
Assets$12,715,000         LIABILITIES AND STOCKHOLDERS' EQUITYCurrent
Liabilities:      Notes payable - related parties$9,000Accounts payable8,000Accrued employee compensation20,000Other accrued expenses49,000Total current liabilities86,000
Long-term Liabilities:      Deferred revenues9,382,000Long-term debt - Related parties339,000Long-term debt - Other312,000Accrued decommissioning liability221,000Other liabilities429,00010,683,000
Commitments and Contingencies (Notes 2, 3,
7, and 8)Stockholders' Equity:      Common stock, $.01 par value; 10,000,000 shares authorized;6,354,000 shares issued64,000Additional paid-in capital6,390,000Accumulated deficit(2,713,000)Cumulative translation adjustments(1,795,000)Total stockholders' equity1,946,000Total Liabilities and
Stockholders' Equity$12,715,000

See accompanying notes to these consolidated financial statements.

EARTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended
December 31,19951994Revenues:         Royalty income$978,000$939,000Rental income18,00017,000Other income47,00026,000Total
revenues1,043,000982,000
Expenses:         Operating146,000153,000General and
administrative260,000324,000Research and development 183,000139,000Write-off of abandoned
mineral properties-    191,000Depletion, depreciation
and amortization234,000225,000Interest82,000117,000Total
expenses905,0001,149,000Net Income (Loss)$138,000$(167,000)Net Income (Loss) Per
Common Share$.02$(.03)Weighted Average Common
Shares Outstanding6,382,0006,259,000

See accompanying notes to these consolidated financial statements.

EARTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

Common StockAdditional
Paid-in
Accumulat
edCumulativ
e
Translati
onSharesAmountCapitalDeficitAdjustmen
ts                  Balances, January 1,
19945,903,000$59,000$5,817,000$(2,684,0
00)$(1,531,0
00)Exercised options and
conversions10,000-    5,000-    -    Stock issued for cash441,0005,000553,000-
 -    Contributed capital-    -    15,000-    Net loss-    -    -    (167,000)-
  Foreign currency
translation
adjustment-    -    -    -    (525,000)Balances, December 31,
19946,354,00064,0006,390,000(2,851,00
0)(2,056,00
0)Net income -    -    -    138,000-    Foreign currency
translation
adjustment-    -    -    -    261,000Balances, December 31,
19956,354,000$64,000$6,390,000$(2,713,0
00)$(1,795,0
00)

See accompanying notes to these consolidated financial statements.

EARTH SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended
December 31,19951994Cash Flows from Operating Activities:         Net income
(loss)$138,000$(167,000)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:         Depletion, depreciation and
amortization234,000225,000Write-off of properties-    191,000
Changes in operating assets and liabilities:(Increase) decrease in:         Receivables(85,000)48,000Other current assets
(13,000)33,000
Increase (decrease) in:         Accounts payable 6,000(6,000)Accrued expenses22,00054,000Other liabilities34,0007,000Net cash provided by operating activities336,000385,000
Cash Flows from Investing Activities:         Collections on notes receivable130,000225,000Notes receivable funded(130,000)(225,000)Capital expenditures(25,000)(90,000)Purchase of certificates of
deposit(190,000)(285,000)Net cash used in investing
activities(215,000)(375,000)
Cash Flows from Financing Activities:         Payments on notes payable and long-term debt(181,000)(325,000)Proceeds from issuance of common stock-
558,000Proceeds from exercise of stock options-    15,000Net cash provided by
(used in) financing
activities(181,000)248,000Effect of Exchange Rate Changes on
Cash(1,000)(1,000)Increase (Decrease) in Cash(61,000)257,000Cash and Cash
Equivalents, beginning of year323,00066,000Cash and Cash Equivalents, end of year$262,000$323,000
Supplemental Schedule of Cash Flow
Information:         Cash payments for interest$37,00073,000Conversion of notes payable - related
parties, for common stock$-    $5,000

See accompanying notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Nature of Operations and Significant Accounting
Policies:

Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiaries, ESI Chemicals, Inc. (ESIC) and ESI Resources Limited (ESIR). ESIC has been a dormant subsidiary since 1983. ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

The Company is principally engaged in natural resources exploration, research and development and planned production of purified phosphate products in Calgary, Alberta.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At
December31, 1995, cash equivalents consisted of money market instruments in the amount of $197,000.

Foreign Currency Translation - The accounts of ESEC are maintained in Canadian dollars, its functional currency. Assets and liabilities are translated into U.S. dollars at the current exchange rate, and earnings or losses are translated at the average exchange rate for the year; resulting translation adjustments are recorded as a separate component of stockholders' equity. Transactional gains and losses are recorded in the statement of operations.

Property, Plant and Equipment - Property, plant and equipment is stated at cost and includes a solvent extraction facility. Depreciation on the facility and its equipment, while it was in production, was generally provided using the units of production method based on estimated production over the life of the contract. Depreciation on the solvent extraction facility while not in operation is being computed at 1% per year (see Note 2).
Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 20 years.
Depletion of producing mineral properties is computed using the unit of production method based on proved reserves. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Research and Development Costs - Research and development costs are charged to operations in the period incurred.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the decommissioning cost of its solvent extraction facility, the realizability of its investment in its extraction facility and land and mineral properties, and the ultimate liabilities associated with asserted claims (see Note8). Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that the Company's estimates in connection with these items could be further materially revised within the next year.

Deferred Exploration and Development Costs - Land and mineral properties, including related deferred exploration and development costs, are carried at cost.

The Company follows the policy of capitalizing all direct costs, including labor, related to the exploration and development of properties held or controlled by the Company, which, in the opinion of management, have a continuing value.

The ultimate value of the mineral properties and deferred exploration and development costs is dependent upon the successful development of profitable production or sale of such properties.
If it is determined that commercially profitable operations cannot be developed, all related capitalized costs will be written off at that time.

Deferred Revenues - Deferred revenues represent non-interest bearing prepayments from Vermont Yankee Nuclear Power Corp. and
Yankee Atomic Electric Company (the Yankee Companies) for future production and delivery of uranium (see Note 2).

Royalty Income - Royalty income represents the Company's 3.5% gross royalty in production from the San Luis gold mine. The mine is leased to and operated by a third party. The Company had $978,000 and $939,000 in royalty income, which represented 94% and 96% of the Company's revenues, respectively. The current ore reserves at San Luis gold mine are expected to be depleted in the second quarter of 1997.

Net Income (Loss) Per Share - Income (loss) per common share is calculated based upon the weighted average number of shares outstanding during the years ended December31, 1995 and 1994. In
1994, convertible debt, stock options, and warrants have not been included in the calculation of net loss per share, as the result is anti-dilutive. In 1995, convertible debt, stock options, and warrants have been included in the calculation of net income per share as the result is dilutive. Income per common share, assuming full dilution, approximates primary income per common share.

Income Taxes - The Company accounts for income taxes under the liability method of SFAS No.109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance.

Reclassification - Certain reclassifications have been made to conform the 1994 financial statements to the presentation in 1995. The reclassifications had no effect on net income (loss).

Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company currently does not believe that adoption of the new standard will have a material effect on the financial statements based on current estimates of future production of the undeveloped properties and its extraction facility. However, if future events, including changes in relevant commodity prices, change the Company's estimates regarding the underlying recoverability of these assets, the application of FASB121 could have a material impact to the financial statements.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS123). The new statement is effective for fiscal years beginning after December15, 1995. FAS123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS123, and will be subject only to the disclosure requirements prescribed by FAS123. However, the Company intends to continue its analysis of FAS123 and may elect to adopt its provisions in the future.


2.  Earth Sciences Extraction Company (ESEC):

In 1978, ESI entered into a 20-year sales agreement with the Yankee Companies, covering substantially all of the uranium produced from ESEC's solvent extraction facility. During the period from 1980 through 1987, the Yankee Companies made required prepayments for uranium under the agreement related to debt service on a term loan, which were in excess of uranium production from the facility and which have accumulated as a prepayment balance.

In September 1987, ESEC suspended operations due to the suspension of fertilizer manufacturing operations at an adjacent facility that provided feedstock to ESEC. In May 1990, ESI and the Yankee Companies agreed to modify the long-term sales agreement to allow ESEC to develop alternative uses at the facility with the provision that certain royalties or net profits from the facility be paid to the Yankee Companies, and provide for repayment of any remaining prepayment balance over a seven year period with interest accruing as of January 1, 2005 at 8.50% and with repayment commencing no earlier than December31, 2004. The prepayment balance is collateralized by the solvent extraction facility, certain underlying agreements, the land lease where the facility is located, and certain leases held by the Company in Idaho. ESI is a co-obligor of this liability.

At December31, 1995, the Company's consolidated balance sheet included assets with a remaining net book value of approximately $9,732,000 that relates to the extraction facility, consisting of other current assets of $28,000 and the extraction facility with a net carrying basis of $9,704,000, and approximately $9,382,000 of deferred revenues related to the long-term sales contract for output from the facility and $221,000 in accrued decommissioning costs. The recovery of the Company's investment in these assets and its ability to fulfill the terms of its agreement with the Yankee Company, is dependent upon future operations of the facility (which requires additional financing and certain permits) or a sale of such assets. The Company believes it will utilize the facility for some alternative use, and is pursuing the feasibility for the production of purified phosphate products. Commercial production, however, is dependent upon several factors, including obtaining necessary financing and permits.


3.  Property, Plant and Equipment:

Property, plant and equipment as of December31, 1995 is summarized as follows:

      Extraction
facility$13,786,000San Luis Land
(formerly El
Plomo land) and
mineral property577,000Land and mineral
properties,
including
deferred
exploration
and development
costs <F3>1,557,000Building and
other equipment606,000$16,526,000
<F3>
 These land and mineral properties are not in production. The recovery of the Company's investment in these assets is dependent upon future production from such assets or a sale of the Company's interests therein.

The Company's mineral properties include patented and unpatented mining claims; the latter requiring annual rental fees to maintain possessory titles. Certain bills have been introduced to in both houses of United States which could adversely effect the potential for development of existing unpatented mining claims and the economics of operating mines on Federal unpatented mining claims if enacted. All of these bills are in the early stages of the legislative process and it is not possible to predict whether any change in the mining laws will be enacted or if enacted, the form the changes may take. In addition, the Company leases or has options to lease various other claims. Such leases are cancelable at the option of the Company. During 1994, the Company terminated one lease agreement which resulted in a write-off of related capital costs of approximately $191,000.

4. Notes Payable and Long-Term Debt:

December
31,
1995Related Parties:      Note payable to stockholder at 9%. Principal and accrued interest are convertible to common stock at $.54 per share.$9,000Notes payable to officers/directors at 8%, with quarterly payments of interest and principal of $250 and the balance due October31, 1998, collateralized by real property. 9,000Notes payable to officers/directors at 9%, payments have been deferred until after December31, 1996, at which time, the holders may demand repayment. The notes are collateralized by a mining property. Principal and accrued interest are convertible to common stock at $.54 per share.330,000Less current installments9,000$339,000
Other:
      Note payable to the Province of Alberta (Province) at
approximately 10%. The Province assumed this note in 1989 pursuant to a guarantee and was assigned the collateral on the ESEC facility. ESIR and the Province negotiated a standstill agreement, which has been extended until January1, 1997, while ESEC pursues an alternative use for the facility, at which time a restructured note will be issued at prime plus
2% and payments will be determined as a percentage
(not to exceed 10%) of cash flow.
$312,000

          Future maturities of notes payable and long-term debt are as follows:

      1996$9,0001997642,00019989,000$660,000

5. Income Taxes:

Deferred tax assets (liabilities) are comprised of the
following at December31, 1995:Canadian
Subsidiary
Operations
U.S.
OperationsDeferred assets (liabilities):         Net operating loss carryforward$359,000$1,498,000Tax credit carryforwards80,00013,000Depreciation differences345,00012,000Mining properties basis
differences-    345,000Deferred revenue3,114,000-    Other140,000115,000Net
deferred tax assets4,038,0001,983,000Less valuation
allowance(4,038,000)(1,983,000)Net deferred tax assets$-    $-

The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows for the year ended December31, 1995:
Statutory Rate
34%Non-deductible expenses:Equity in loss of foreign subsidiary70%Other1%Reduction in valuation allowance due to usage of NOL carryforward and temporary differences utilized(98%)Effect of graduated rates(7%)Effective tax rate0%

The Company has remaining U.S. a net operating loss carryforward at December 31, 1995 of approximately $4,100,000, which if not utilized to reduce taxable income in future periods, will expire in the years 1996 through 2007. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $799,000 (U.S.). The Canadian investment tax credit carryforward for this subsidiary is $80,000 (U.S.).


6.Stockholders' Equity:

The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December31, 1995, 73,400 shares remain available for award under the plan.

During 1994, the Board of Directors granted options to purchase
75,000shares, at the market price of $1.25per share, to certain officers. These options will expire in November1997, and as of December31, 1995, none have been exercised.

During 1994, the Company issued 440,935 shares of common stock and realized net proceeds of $558,014. In connection with this offering, the Company granted warrants to purchase 50,000 shares of common stock to a consulting firm at an exercise price of $2.50/share. The warrants are only exercisable if certain market conditions exist and if not exercised, will expire in March1997.

During 1994, certain officers/directors converted notes payable, totaling approximately $5,400 to shares of common stock under terms of their notes, and were issued a total of 10,000shares.

During 1995, the Board of Directors granted options to purchase
10,000shares, at a price of $1.50per share, to a consultant.
These options will expire in October 2000, and as of December31, 1995, none have been exercised.

During 1995, the Board of Directors granted options to purchase
75,000shares, at the market price of approximately $1.31 per share, to certain officers. These options will expire in November 1998, and as of December31, 1995, none have been exercised.


7.  Profit Sharing Retirement Plan:

Effective January1, 1988, the Company formed a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $28,715 and $24,458 as the contributions for 1995 and 1994, respectively based on 10% of the eligible employees' annual compensation. In 1995 and 1994, the Company also matched 401(K) employee contributions up to 5% of gross salary, totaling $14,358 and $13,666, respectively.


8.  Contingencies:

In June 1988, the Company received a Notice of Remedial Action
Order Amendment from the California Department of Health Services
(the Department) in which the Department stated that the Company may be among a group of approximately 55 responsible parties with respect to the release or threatened release of hazardous substances and/or waste from the GBF/Pittsburgh Landfill, in Contra
Costa County, California. The Company responded to the Department stating that Earth Sciences, Inc.: (1) has never conducted business in California but that ESIC owned and operated a zinc chemical facility in California from November 1979 through January 1983: (2) neither the Company nor ESIC has any knowledge or information related to the GBF/Pittsburgh Landfill. In January 1990, the
Company received an additional letter from the Department alleging that the Company, ESIC and Chemical Pigment Corp. may be among a group of responsible parties with respect to the GBF/Pittsburgh
Landfill and asking that they reimburse the State of California for response costs incurred at the site to date, however, no potential damages have been cited. The Company has notified its insurance carriers of the potential claim. The Company has had no correspondence related to this potential claim since 1990.

During January 1993, ESIC and others received a claim for alleged damages to a property owned by an entity purchased by ESIC in 1979. The claim alleges that ESIC and others are liable for a decrease in property value and response and other costs related to chemical contamination to the property. Documents submitted with the claim indicate that chemical production may have occurred at the property from 1926 through 1963. ESIC's predecessor owned the property from 1954 through 1963. ESIC responded to the claim stating that it was not formed until 1979, has no assets and is not responsible for any contamination on the property. During 1993, a formal action was filed against ESIC, however, no potential damages were cited. Discovery continued on the claim during 1994 and 1995.

During 1995, an adjacent property owner alleged similar heavy metal contamination. This contamination is claimed to be a migratory result of the same activities. Two of ESIC's insurance carriers are paying for the defense costs in the cases.

If the Company's arguments do not succeed in the above matters, the Company potentially could incur liabilities for which an amount cannot be estimated. The Company intends to vigorously contest these actions.


9.  Related Party:

The Company made loans to an officer/director totaling $225,000 at various times during the year ended December31, 1994, with interest rates ranging from 8% to 10%. However, not more than $85,000 was outstanding at any one time, and these loans and the related interest, were paid back to the Company during the year.

During 1995, the Company made loans to the same officer/director totaling $130,000 at an interest rate of 8%. However, not more than $70,000 was outstanding at any one time and these loans, and the related interest, were paid back to the Company during the year. The loans were collateralized by amounts owing to the officer/director from the Company.
Subsequent to year-end, the Company loaned the same officer/director $70,000 at 8% interest. This loan is collateralized by amounts owing to the officer/director from the Company.


10.  Fair Value of Financial Instruments (FAS 107):

The estimated fair values for financial instruments under SFAS
No.107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December31, 1995 and 1994, are as follows:

December 31, 1995Carrying
AmountFair
Value         Cash and cash equivalents$262,000$262,000Certificates of deposit475,000475,000Receivables 219,000219,000Payables -
trade20,00020,000Long-term debt660,000660,000Deferred revenues9,382,00
05,022,00
0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents, Certificates of Deposit, Trade
Receivables, and Trade Payables - The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-Term Debt - The fair value was estimated using the Company's effective borrowing rate.

Deferred Revenues - The fair value is estimated based on a discount rate of 7% applied to an assumed repayment commencing in 2005 over a seven-year period (see Note 2). The fair value of the deferred revenue would decrease assuming an increase in the discount rate.


11.Concentrations of Credit Risk:

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No.105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of money market instruments, certificates of deposit, and receivables.

All of the Company's royalty income for the years ended
December31, 1995 and December31, 1994 was generated from one customer. This customer also is responsible for essentially all of the Company's accounts receivable.

At December 31, 1995, receivables totaled $219,000. For the years ended December 31, 1995 and 1994, the Company had no bad debts.
The Company believes that no allowance for doubtful accounts is considered necessary.


12.Business Segment Information:

The Company has identified its principal business segments as natural resource exploration and development and ownership of a solvent extraction facility. These segments are shown in the accompanying table as ESI and ESIR, respectively. ESIR is located in Canada.

EARTH SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<CAPT
ION>

TOTAL
REVENUE
INTER-
SEGMENT
REVENUE


REVENUE

NET
INCOME
(LOSS)

IDENTIFIAB
LE
ASSETS
DEPLETI
ON,
DEPRECI
ATION
AND
AMORTIZ
ATION

CAPI
TAL
EXPE
NDIT
URES1995:                        ESI$1,063,000$21,000$1,042,000$422,000$2,983,000
$97,000$17,
000ESIR-    -    -    (284,000)9,732,000137,0009,00
0Total$1,063,000$21,000$1,042,000$138,000$12,715,00
0$234,00
0$26,
000<CAPT
ION>
 1994
:                        ESI$1,001,000$19,000$982,000$106,000$2,840,000$87,000$90
,
000ESIR-    -    -    (273,000)9,586,000138,000-
Total$1,001,000$19,000$982,000$(167,000
)$12,426,00
0$225,00
0$90,
000

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.
None.

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

Name
AgePositions
and OfficesTerm
ExpiresFirst Became
Director               Ramon E. Bisque64Chairman of the Board of
Directors
and Member
of the
Executive
CommitteeAnnual
Meeting
Date,
19961963Duane N. Bloom62Director,
Chairman of
the
Executive
Committee
Secretary, "1963Robert C. Hart87Director,
Member of
the
Committee
Audit "1973Robert H.
Lowdermilk59Director,
Member of
the Audit
Committee"1990Mark H.
McKinnies44Director,
President,
Treasurer,
Member of
the
Executive
Committee"1983Kristen R.
Stevens33Director,
Member of
the Audit
Committee"1991

There are no arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.
Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 18, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980, Secretary on January 23, 1981 and as a Director and President on February 23, 1983.
Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors and a member of the Executive Committee since 1974. Dr. Bisque has been employed full or part time by Registrant since that time.
Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom has been employed full time by Registrant since that time. For several years prior to his retirement in 1974, Mr. Hart was employed by Rio Algom, Ltd., Toronto, Canada, as Manager of Exploration for that Company. Since his retirement, Mr. Hart has been self-employed as a geological consultant.
Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986.
Mr. Lowdermilk has a long history in construction and engineering projects.
Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI. Mr. McKinnies joined Registrant as Accounting Manager in January, 1978, was appointed Manager of Finance and Administration in January, 1979, was elected Controller of the Corporation in January, 1980, was elected Secretary in January, 1981 and was elected President in February, 1983.
Ms. Stevens has been an attorney since her graduation from Stanford University in 1987 and specializes in real estate and other business matters.
Mr. Hart is the step-grandfather of Ms. Stevens. No other family relationship exists between any individuals named in Item 9(a) above.

Item 10.  Executive Compensation.

            Summary Compensation Table
                   Annual Compensation Long Term Compensation
Name of
Individual and
Principal
Position <F4>YearSalaryOther <F5>Securities
Underlying
Options               Ramon E.
Bisque,
Chairman of
the Board     1995
1994
1993$74,765
$72,630
$78,184$11,148
$10,617
$10,11225,000
25,000
0Duane N.
Bloom,
Chairman of
the Executive
Committee,
Secretary and
Director1995
1994
1993$101,931
$96,927
$92,186$14,864
$14,156
$14,08225,000
25,000
0Mark H.
McKinnies,
Director,
President and
Treasurer1995
1994
1993$96,763
$92,182
$89,714$14,421
$13,735
$18,31425,000
25,000
0

<F4>
All individuals are members of the Executive Committee of Registrant, which performs the duties of the Chief Executive
Officer.
<F5>
Amounts represent pension and matching 401(k) payments made to a qualified plan by Registrant for the benefit of the named individual.

                  Options/SAR Grants in Last Fiscal Year
                          Individual Grants




NameNumber of
Securities
Underlying
Options
Granted (#)% of Total
Options
Granted to
Employees in
Fiscal YearExercise
or Base
Price
($/Sh)Expirati
on Date               Ramon E.
Bisque25,00033%$1.3111/1/98Duane N.
Bloom25,00033%$1.3111/1/98Mark H.
McKinnies25,00033%$1.3111/1/98

Aggregated Option Exercises in Last Fiscal Year and FY-End Option
Values





NameShares
Acquired
on
ExerciseValue
RealizedNumber of
Securities
Underlying
Unexercised
Options at FY-End (#) <F6>Value of
Unexercise
d Options
at FY-End               Ramon E. Bisque0$ 050,000$36,500Duane N. Bloom0$
050,000$36,500Mark H.
McKinnies0$ 050,000$36,500

<F6>
All options shown were exerciseable as of year end.

Compensation of Directors
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 quarterly, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings. The number of shares of stock which may be issued will be determined using the quarterly compensation amount and the average between the bid and asked price quoted during the quarter. No stock was issued or other payments made under this accrual method in 1995.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 15, 1996, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk , each of the individuals named below has sole voting and investment power for the respective shares.


Name and AddressAmount and Nature
of Beneficial
Ownership

Percent of Class         Ramon E. Bisque
9113 Fern Way
Golden, CO617,020 <F7>9.38%Duane N. Bloom
5565 Pine Ridge Rd.
Golden, CO743,297 <F8>11.06%Robert C. Hart
4 Willow St.
Waterloo, Ontario31,871Less than 1%Robert H. Lowdermilk
100 Cherry St.
Denver, CO470,555 <F9>7.40%Mark H. McKinnies
10134 S Pinedale Dr.
Conifer, CO122,065 <F10>2.01%Douglas N. Stevens
250 Glenridge Dr.
Waterloo, Ontario408,569 <F11>6.38%
Kristen R. Stevens
667 N Marine Dr.
Tamuning, Guam200 <F12>Less than 1%Directors and Officers as a Group (6 individuals)1,993,008 <F13>28.21%
Notes to Item 11:
<F7>
Included in the amount shown are 223,090 shares to which Dr. Bisque has the right to acquire beneficial ownership through convertible debt and stock options.
<F8>
Included in the amount shown are 364,978 shares to which Dr. Bloom has the right to acquire beneficial ownership through convertible debt and stock options.
<F9>
Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk.
<F10>
Included in the amount shown are 122,065 shares to which Mr. McKinnies has the right to acquire beneficial ownership through convertible debt and stock options.
<F11>
Included in the amount shown are 51,614 shares to which Dr. Stevens has the right to acquire beneficial ownership through convertible debt. Dr. Stevens is the father of Ms. Stevens, a director of Registrant, and disclaims any beneficial ownership in shares owned by Ms. Stevens or Mr. Hart.
<F12>
Ms. Stevens in the daughter of Dr. Stevens and the step granddaughter of Mr. Hart and disclaims any beneficial ownership in their shares.
<F13>
The amount shown includes 761,747 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

Item 12.  Certain Relationships and Related Transactions.
(a) At various times during 1994 and 1995, Dr. Bisque borrowed a total of $225,000 and $130,000, respectively, from Registrant at an interest rate ranging from 8% to 10%. Not more than $85,000 was outstanding at any one time and these loans were paid back a total of 6 times to Registrant during the 2 year period. All of the amounts borrowed were collateralized by amounts owing to Dr. Bisque by Registrant and were made available from funds that would have otherwise only earned Registrant approximately 5%.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits and Index of Exhibits (all exhibits are incorporated by reference except Exhibit 27 which is filed herewith; all such
Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).
No.      Description
3.1      Articles of Incorporation, as amended.
3.2           By-laws.
4.1      Agreement for Conversion Rights dated July 31, 1991.
4.2      Conversion Agreement dated June 23, 1993.
10.1          Uranium Extraction Agreement dated May 14, 1976 between
         Registrant and Western Co-operative Fertilizers, Limited.
10.2      Lease dated April 3, 1978 between Western Co-operative
         Fertilizers, Limited and ESI Resources, Ltd.
10.3          Mining Lease dated October 1, 1987 between Registrant and
         Battle Mountain Gold Company.
10.4          Letter of Intent - Gold Joint Venture in Venezuela dated
         December 31, 1987 between Registrant and GEO C.A.
21.1          Subsidiaries of Registrant.
27       Financial Data Schedule.

(b) Reports on Form 8-K.
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
 (Registrant)
By
/s/ Mark H. McKinnies  Mark H. McKinnies, President and Principal
Financila Officer

/s/ Duane N. Bloom  Duane N. Bloom, Member of Executive Committee

Date   March 22, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Ramon E. Bisque                 /s/ Robert H. Lowdermilk
Ramon E.  Bisque                    Robert H. Lowdermilk
Chairman of The Board of Directors  Director

March 22, 1996                      March 22, 1996
Date                                Date

/s/Duane N. Bloom                   /s/ Mark H. McKinnies
Duane N.  Bloom, Director          Mark H. McKinnies, Director

March 22, 1996                     March 22, 1996
Date                               Date