Form 10QSB
period 1996-03-31
EARTH SCIENCES INC
filed 1996-04-26
CIK 30985

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
 X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31,
__	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission File Number: 0-6088

                        EARTH SCIENCES, INC.
 (Exact name of small business issuer as specified in its charter)

Colorado			 84-0503749
 (State of other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

910 12th Street, Golden, Colorado                 80401
(Address of principal executive offices)        (Zip Code)

(303)279-7641
 (Issuer's telephone number)

Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reportd required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  ;   No_____

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of April 26, 1996: 6,355,456 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No  X

FINANCIAL STATEMENTS

             Earth Sciences, Inc. and Subsidiaries
                  Consolidated Balance Sheet
                       March 31, 1996
                               						UNAUDITED
Assets						                  (amounts in thousands)
Current assets:
	Cash, and cash equivalents		          $   560
	Certificates of deposit			                190
	Receivables				                           145
	Prepaid expenses and other		               57
						                                   -----
		Total current assets		                   952

Property, plant and equipment, at cost		16,583
    Less accum. depr. and amort.			     (4,894)
                                  						------
		Net property and equipment	           11,689
                               						   ------
                                 						$12,641
                                  						======

Liabilities and Stockholders' Equity
Current liabilities:
	Notes payable and current
	  installments of long-term debt		    $    10
	Accounts payable				                        3
	Accrued expenses			                        64
						                                  ------
		Total current liabilities		               77
Long-Term Liabilities:
Deferred revenues				                    9,382
Long-term debt, excluding current
  installments	                            578
Other liabilities					                     441
Accrued decommissioning liability			       221
						                                  ------
						                                  10,622
Stockholders' equity:
	Common stock $.01 par value		              63
	Additional paid-in capital			           6,392
	Retained deficit				                   (2,749)
	Cumulative translation adjustments	    (1,763)
	Treasury stock				                         (1)
						                                  ------
		Total stockholders' equity		           1,942
						                                  ------
						                                 $12,641
						                                  ======

See accompanying notes.

              Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Operations
           Three Months Ended March 31, 1996 and 1995

					                            UNAUDITED
         				               1996		         1995
				                       (amounts in thousands)
REVENUES:
	Royalty income			          $ 207		        228
	Other				                      8		         10
					                        ----         ----
					                         215		        238
                        				 ----         ----
EXPENSES:
	Operating			                  83		         81
	General and administrative	   94        	  80
	Interest expense			           17	       	  21
	Depreciation and amortization 57       		  57
					                        ----       		----
                       					  251	        	239
                        					----       		----
		Net loss		               $  (36)     		   (1)
                        					====       		====
	Net loss per common share $ (.01)     		 (.00)
                        					====		       ====
	Weighted average common
	  shares outstanding		    6,355,456    	  6,355,456
                      					=========	      =========

See accompanying notes.

            Earth Sciences, Inc. and Subsidiaries
       Consolidated Statements of Accumulated Deficit
          Three Months Ended March 31, 1996 and 1995
		                                       UNAUDITED
         				                         1996		      1995
				           (amounts in thousands)
Retained deficit as of January 1		 $ (2,713)	    (2,851)
Net loss for the period			              (36)	        (1)
                           					    -------     -------
Retained deficit as of March 31		  $ (2,849)	    (2,852)
					                                ======	     ======

See accompanying notes.

              Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1996 and 1995
		                                                  UNAUDITED
         	                      			 1996          		1995
                              					(amounts in thousands)
Cash flows from operating activities:
  Cash received from customers		      $  286		      236
  Cash paid to suppliers and employees	 (188)    		(172)
  Dividends and interest received		        4		        4
  Interest paid				                       (6)		     (11)
					                                   ----    	  ----
	Net cash provided (used)
	   by operating activities		             96	    	   57
                                					   ----     		----

Cash flows from financing activities:
  Collection on notes receivable 		       -		        60
  Notes receivable 			                   (70)   		  (60)
  Capital expenditures 				              (11)  		    (5)
  Collection on certificates of deposit	 285   		    -
  Payments on notes and long-term debt 	  (2)   		  (58)
                                					   ----     		----
	Net cash provided (used)		              202    		  (63)

Net increase (decrease) in cash and
  cash equivalents                			    298   		    (6)
Cash and cash equivalents at beginning
  of period 				                         262     		 323
					                                   ----		     ----
Cash and equivalents at end of period $  560      	 317
                                   					====     		====

Reconciliation of net loss to net cash
  provided by operating activities:
	Net loss			                         	$  (36)   		   (1)
Adjustments to reconcile net loss
  to net cash used in operations
    Depreciation and amortization  		     57	     	  57
    (Increase) decrease in receivables	   74     		  (2)
    Increase in other assets			           (2)		     (10)
    Increase in payables			                3		       13
                                 					  ----     		----
Net cash provided (used) by
operating activities 			              $   96      		 57
                                   					====  	   	====

See accompanying notes.

           Earth Sciences, Inc. and Subsidiaries
   Notes to Consolidated Financial Statements (Unaudited)
                     March 31, 1996

(1)  General

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1995 Form 10-KSB.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Management believes that existing working capital and the
continuing royalty income from the San Luis gold mine are
sufficient to fund existing operations through the second quarter
of 1997.   Public and private placements of stock and private
borrowings may be evaluated to fund increased activities in Venezuela and at the Calgary extraction facility.

Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for the fall of 1996. The search for financing is proceeding and final engineering and permitting are underway.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing concession and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, through public and private placements of stock and joint venture arrangements, if appropriate.

Cash flow from operations totaled $96,000 for the first quarter of 1996 as compared to $57,000 for the same period in 1995. Cash flow from investing activities included funding of a note receivable of $70,000, capital expenditures of $11,000 and repayments on notes and long-term debt of $2,000.

Results of Operations

Total revenues for the 1st quarter of 1996 were somewhat lower than the same period in 1995. Whereas gold prices were approximately equal, total ounces produced were lower
(15,400 oz. in 1996 vs. 17,100 in 1995) on production achieved by Battle Mountain Gold Company at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty.

Expenses for the 1st quarter of 1996 were somewhat higher than for the same period in 1995 due primarily to increased activity in Calgary as efforts toward the re-start of the extraction facility gain pace.


PART II.  OTHER INFORMATION
Item 1.Legal Proceedings
Reported in Item 3 of Registrant's 1995 Form 10-KSB.

Item 2.Changes in Securities
None

Item 3.Defaults upon Senior Securities
None

Item 4.Submission of Matters to a Vote of Security Holders
None

Item 5.Other Information
None

Item 6.Exhibits and Reports on Form 8-K
No change from Item 13 of Registrant's 1995 Form 10-KSB.
Exhibit 27  - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Earth Sciences, Inc.
                                               Registrant
Date:  April 26, 1996                   	 /s/ Mark H. McKinnies
                                     			      Mark H. McKinnies
                                         			President and Chief
                                             Financial Officer