Form 10QSB
period 1996-06-30
EARTH SCIENCES INC
filed 1996-07-30
CIK 30985

U.S. Securities and Exchange Commission
                    Washington, D.C. 20549

                          FORM 10-QSB
(Mark One)
 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

__	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to __________

                     Commission File Number: 0-6088

                           	EARTH SCIENCES, INC.
     -------------------------------------------------------------------
     	(Exact name of small business issuer as specified in its charter)


                                  Colorado
       --------------------------------------------------------------
       (State of other jurisdiction of incorporation or organization)

                                84-0503749
               ----------------------------------------
                 (I.R.S. Employer Identification No.)

         910 12th Street, Golden, Colorado                 80401
    -------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                              (303)279-7641
                              -------------
                       (Issuer's telephone number)

                              Not Applicable
     ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                     if changed since last report)

	Check whether the issuer (1) filed all reported required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.	  Yes X ;   No_____

                  	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 1996:  6,898,089 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No       X


FINANCIAL STATEMENTS

                 	Earth Sciences, Inc. and Subsidiaries
                      	Consolidated Balance Sheet
                            	June 30, 1996


                                   								     UNAUDITED

Assets                            								(amounts in thousands)
Current assets:
Cash, and cash equivalents                 		 $    181
Certificates of deposit                    					 1,600
Receivables                                        158
Prepaid expenses and other	                         50
                                                ------
Total current assets                       					 1,989

Property, plant and equipment, at cost				      16,547
Less accum. depr. and amort.		    	             (4,921)
                                                ------
Net property and equipment		       	            11,626
                                                ------
                							                        $13,615
							                                         ======

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current
	  installments of long-term debt         	   	$    15
Accounts payable					   	                            4
Accrued expenses						                              59
                                                ------
Total current liabilities	               		 		      78

Long-Term Liabilities:
Deferred revenues                        							 9,382
Long-term debt, excluding current installments	    555
Other liabilities								                          450
Accrued decommissioning liability				   		         221
                                                ------
                       							    	             10,608
Stockholders' equity:
Common stock $.01 par value             					       69
Additional paid-in capital				  		               7,444
Retained deficit						                          (2,808)
Cumulative translation adjustments			           (1,775)
Treasury stock						                                (1)
                                                ------
Total stockholders' equity     				              2,929
                                                ------
                             								         $ 13,615
										                                      ======

See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Operations
            Three and Six Months Ended June 30, 1996 and 1995

                                 						               	      UNAUDITED

                                         1996                     1995
                               						Qtr. 		6 Mos.          	Qtr.   	6 Mos.
             (amounts in thousands, except per share and shares outstanding)

REVENUES:
Royalty income			                $ 223      430    	      	246  	    474
Other	                       				   23 	     31         		  15 	      25   							 246	 	   461
                                  ----      ---            ---       ---
                                  	246      461            261 		    499
EXPENSES:
Operating                     				  94	 	   177           	 76   	   157
General and administrative	       	134 		   228           	 70   	   150
Interest expense              				  17 	     34          		 21  	     42
Depreciation and amortization	   	  60  	   117          		 58   	   115
                                  ----      ---            ---       ---
                             						305	 	   556	           225   	   464
							                           ----      ---            ---       ---
Net earnings (loss)       		     $	(59)     (95)         		 36	       35
                 					            ====		    === 	          ===    	  ===
Net earnings (loss) per
 	common share                   $(.01)		   (.01)  		      .01  	    .01
                  					           ====	   	  ===           ===    	  ===
	Weighted average common
		  shares outstanding       	   6,448,765  6,418,272	     6,355,456 6,355,456
                         					   =========  =========	     ========= =========
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
               Consolidated Statements of Accumulated Deficit
                  Six Months Ended June 30, 1996 and 1995

                                            		UNAUDITED
                                 							1996	     		     1995
						           	                      (amounts in thousands)
Retained deficit as of January 1	 		   $ (2,713)        (2,851)

Net earnings (loss) for the period    			   (95) 			        35
                                          -----          -----
Retained deficit as of June 30	 		     $ (2,808)   			  (2,816)
                          						          =====      			 =====

See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1996 and 1995

                                              				 UNAUDITED
                         	                    1996           	1995
	                            						      	   (amounts in thousands)
Cash flows from operating activities:
  Cash received from customers   	        $   508             464
  Cash paid to suppliers and employees	      (424)           (317)
  Dividends and interest received	  	         14	             13
  Interest paid			                            (14)	           (21)
                                             ----            ----
    Net cash provided by operating
     activities                                84 			         139

Cash flows from investing activities:
  Collection on notes receivable   		          22             130
  Notes receivable funded				                 (70)          	(130)
  Capital expenditures		            		        (13)			          (9)
  Purchase of certificates of deposit 		   (1,125)			          -
  Payments on notes and long-term debt		       -             (111)
                                           -----             ----
    Net cash used                   			   (1,186)		         	(120)

Cash flow from financing activities:
  Sale of common stock            				     1,021		             -
								                                   -----             ----
Net increase (decrease) in cash and
 cash equivalents                   	        (81)        			   19

Cash and cash equivalents at beginning
 of period                           	       262				          323
								                                   -----             ----
  Cash and equivalents at end of period $    181		            342
                              							      =====             ====

Reconciliation of net earnings (loss) to net cash  provided by operating activities:
Net earnings (loss)             			  	     $  (95)  			       35
Adjustments to reconcile net loss to net
 cash provided by (used in) operations:
		Depreciation and amortization		             117 				       115
		(Increase) decrease in receivables	  	       61		   		     (21)
		(Increase) decrease in other assets		         5				         (4)
		Increase in payables			                      (4)				        14
                                              ---            ---
 			Net cash provided (used) by
	    operating activities		                $   84            139
                                   							   ====			        	===

See accompanying notes.




Earth Sciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1996

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



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Liquidity and Capital Resources

In the second quarter of 1996, a net of $1,021,000 was raised from placements of equity with a number of foreign investors. Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operations, and the anticipated equipment and construction costs for conversion of the Calgary facility for the production of purified phosphate products. Additional funds will be required to initiate start-up, for inventory and for other working capital.

Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for late 1996/early 1997. Financing options involving equity placements and private borrowing are being evaluated to fund the additional capital needs at the Calgary extraction facility.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing concession and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, for increased activities in Venezuela, through further private placements of stock and joint venture arrangements, if appropriate.

Cash flow from operations totaled $84,000 for the first half of 1996 as compared to $139,000 for the same period in 1995. Cash flow from investing activities included collection on and funding notes receivable of $22,000 and ($70,000), respectively, capital expenditures of $13,000 and purchase of certificates of deposit of $1,125,000. Cash flow from financing activities consisted proceeds from the sale of stock of $1,021,000.

Results of Operations

Total revenues for the 1st half of 1996 were somewhat less than the same period in 1995. Total gold total ounces produced were somewhat lower (32,400 oz. in 1996 vs. 35,200 in 1995) on production achieved by Battle Mountain Gold Company
(BMGC) at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty. Production was lower due to equipment problems and lower grade of ore. Total targeted production by BMGC for 1996 remains at 72,000 ounces the same as was achieved in 1995.

Expenses for the 1st half of 1996 were higher than for the same period in 1995 due to increased activity at the Calgary extraction facility for permitting, final engineering and equipment procurement.


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

 Reported in Item 3 of Registrant's 1995 Form 10-KSB.

Item 2.	Changes in Securities

	None

Item 3.	Defaults upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

A Proxy Statement has been filed and mailed to shareholders of record as of June 28, 1996 to vote at a Special meeting of the shareholders to be held August 15, 1996 for the increase in the authorized capital of the Registrant from 10,000,000 shares of $.01 par value Common Stock to 25,000,000 shares.

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	No change from Item 13 of Registrant's 1995 Form 10-KSB.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              					        Earth Sciences, Inc.
                                    					  Registrant

	Date:  July 26, 1996              				    /s/ Mark H. McKinnies
                                           ---------------------
                     								    	         Mark H. McKinnies
						                                     President and Chief Financial Officer