Form 10QSB
period 1996-09-30
EARTH SCIENCES INC
filed 1996-11-05
CIK 30985

U.S. Securities and Exchange Commission
                    Washington, D.C. 20549

                          FORM 10-QSB
(Mark One)
 X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                  	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1996:  8,415,911 Shares of Common Stock, one
cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No       X


FINANCIAL STATEMENTS

                 	Earth Sciences, Inc. and Subsidiaries
                      	Consolidated Balance Sheet
                          	September 30, 1996


                                   								     UNAUDITED

Assets                            								(amounts in thousands)
Current assets:
Cash, and cash equivalents                 		 $  1,077
Certificates of deposit                    					   283
Receivables                                        149
Prepaid expenses and other	                      1,131
                                                ------
Total current assets                       					 2,640

Property, plant and equipment, at cost				      16,764
Less accum. depr. and amort.		    	             (4,986)
                                                ------
Net property and equipment		       	            11,778

Other assets                                       372
                                                ------
                							                        $14,790
							                                         ======

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current
	  installments of long-term debt         	   	$    15
Accounts payable					   	                            3
Accrued expenses						                             185
                                                ------
Total current liabilities	               		 		     203

Long-Term Liabilities:
Deferred revenues                        							 9,382
Long-term debt, excluding current installments	    914
Other liabilities								                          461
Accrued decommissioning liability				   		         221
                                                ------
                       							    	             10,978
Stockholders' equity:
Common stock $.01 par value             					       80
Additional paid-in capital				  		               8,148
Retained deficit						                          (2,855)
Cumulative translation adjustments			           (1,763)
Treasury stock						                                (1)
                                                ------
Total stockholders' equity     				              3,609
                                                ------
                             								         $ 14,790
										                                      ======

See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1996 and 1995

                                 						               	      UNAUDITED

                                         1996                     1995
                               						Qtr. 		9 Mos.          	Qtr.   	9 Mos.
             (amounts in thousands, except per share and shares outstanding)

REVENUES:
Royalty income			                $ 202      632    	      	254  	    728
Other	                       				   42 	     73         		  14 	      39   							 246	 	   461
                                  ----      ---            ---       ---
                                  	244      705            268 		    767
EXPENSES:
Operating                     				 121 	    298           	 92   	   249
General and administrative	       	 83 		   311           	 30   	   180
Interest expense              				  28 	     62          		 19  	     61
Depreciation and amortization	   	  59  	   176          		 60   	   175
                                  ----      ---            ---       ---
                             						291 	    847            201   	   665
							                           ----      ---            ---       ---
Net earnings (loss)       		     $	(47)    (142)         		 67	      102
                 					            ====		    === 	          ===    	  ===
Net earnings (loss) per
 	common share                   $(.01)		  (.02)  		       .01  	    .02
                  					           ====	   	  ===           ===    	  ===
	Weighted average common
		  shares outstanding       	   7,606,776  6,670,857      6,355,456 6,355,456
                         					   =========  =========	     ========= =========
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
               Consolidated Statements of Accumulated Deficit
                Nine Months Ended September 30, 1996 and 1995

                                            		UNAUDITED
                                 							1996	     		     1995
						           	                      (amounts in thousands)
Retained deficit as of January 1	 		   $ (2,713)        (2,851)

Net earnings (loss) for the period    			  (142) 			       102
                                          -----          -----
Retained deficit as of September 30    $ (2,855)   			  (2,749)
                          						          =====      			 =====

See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995

                                              				 UNAUDITED
                         	                    1996           	1995
	                            						      	   (amounts in thousands)
Cash flows from operating activities:
  Cash received from customers   	        $   722             716
  Cash paid to suppliers and employees	      (590)           (436)
  Dividends and interest received	  	          18              21
  Interest paid			                            (22)	           (30)
                                             ----            ----
    Net cash provided by operating
     activities                               128 			         271

Cash flows from investing activities:
  Collection on notes receivable   		          22              60
  Notes receivable funded				                 (70)          	(130)
  Capital expenditures		            		       (253)			         (17)
  Purchase of CD's and marketable
    securities                        		     (714)			        (190)
  Increase in other assets                   (287)             -
                                            -----            ----
     Net cash used                   			   (1,186)		        	(120)

Cash flow from financing activities:
  Proceeds from convertible debt             900               -
  Payments on and conversion of debt        (676)            (139)
  Sale of common stock            				     1,774	              -
  Additional paid in capital                  -                 2
								                                   -----             ----
     Net cash provided (used)              1,989             (137)
                                           -----             ----
Net increase (decrease) in cash and
 cash equivalents                   	        815         			 (143)

Cash and cash equivalents at beginning
 of period                           	       262				          323
								                                   -----             ----
  Cash and equivalents at end of period $  1,077		            180
                              							      =====             ====

Reconciliation of net earnings (loss) to net cash  provided by operating activities:
Net earnings (loss)             			  	     $ (142)  			      102
Adjustments to reconcile net loss to net
 cash provided by (used in) operations:
		Depreciation and amortization		             176 				       175
		(Increase) decrease in receivables	  	       70		   		     (30)
		(Increase) decrease in other assets		        58				         (2)
		Increase in payables			                      82				         22
                                              ---            ---
 			Net cash provided (used) by
	    operating activities		                $  128            271
                                   							   ====			        	===

See accompanying notes.




Earth Sciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1996

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



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Liquidity and Capital Resources

In the first nine months of 1996, a net of $1,921,000 was raised from placements of equity and convertible debt with a number of foreign investors. Management believes that existing working capital and the continuing royalty income from the San Luis gold mine are sufficient to fund existing operations, and a portion of the anticipated equipment and construction costs for conversion of the Calgary facility for the production of purified phosphate products. Additional funds will be required to initiate start-up, for inventory and for other working capital.

Based on current estimates, the Calgary facility will require approximately $5 million to re-start for the production of purified phosphoric products, planned for the first quarter of 1997. Registrant expects to finance those requirements through existing working capital, further equity placements and through participation of customers.

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

Cash flow from operations totaled $128,000 for the first nine months of 1996 as compared to $271,000 for the same period in 1995. Cash flow from investing activities included collection on and funding notes receivable of $22,000 and ($70,000), respectively, capital expenditures of $253,000, purchase of CD's and marketable securities of $714,000, and increase in other assets of $287,000. Cash flow from financing activities included proceeds from convertible debt of $900,000, payment on and conversions of debt of $676,000 and proceeds from conversion of debtand issuance of stock of $1,774,000.

Results of Operations

Total revenues for the 1st nine month of 1996 were $62,000 less than the same period in 1995, primarily due to lower total ounces of gold produced (47,340 oz. in 1996 vs. 54,360 in 1995) by Battle Mountain Gold Company (BMGC) at the San Luis gold mine from which Registrant receives a 3 1/2% gross royalty. Although BMGC has targeted 1996 production at 72,000 ounces, it appears unlikely that they will achieve their target.

Expenses for the 1st nine months of 1996 were greaterr than for the same period in 1995 due primarily to planning and construction activities in Calgary and costs associated with equity placements made in the second and third quarters of 1996.


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

 Reported in Item 3 of Registrant's 1995 Form 10-KSB.

Item 2.	Changes in Securities

	None

Item 3.	Defaults upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

At a Special Meeting of the shareholders on August 15, 1996, the Registrant's Article of Incorporation were amended to increase in the authorized common stock from 10,000,000 shares of $.01 par value Common Stock to 25,000,000 shares. A total of 5,768,343 shares were voted: 5,531,529 For; 201,926 Against; and 34,888 Abstaining.


Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	No change from Item 13 of Registrant's 1995 Form 10-KSB.
 Exhibit 27 - Financial Data Schedule for electric data filing purposes only.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              					        Earth Sciences, Inc.
                                    					  Registrant

	Date:  November 1, 1996          				    /s/ Mark H. McKinnies
                                           ---------------------
                     								    	         Mark H. McKinnies
						                                     President and Chief Financial Officer