Form 10KSB
period 1996-12-31
EARTH SCIENCES INC
filed 1997-03-28
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission File Number: 0-6088

                              Earth Sciences, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                   84-0503749
     ----------------------                   -------------------------------
    (State of incorporation)                 (IRS Employer Identification No.)

                     910 12th Street, Golden, Colorado 80401
           ----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

      (Registrant's telephone number, including area code): (303) 279-7641

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, one cent par value
                        --------------------------------
                                 Title of class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 798,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 21, 1997 was $21,125,000.

Number of shares outstanding of registrant's Common Stock, one cent par value as of March 7, 1997 - 8,577,951.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into PART I, Item 2 of this Form 10-KSB: 1974 through 1979, 1981, 1986 and 1988 Forms 10-K of Registrant

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----

                                     PART I

Item 1.  Description of Business
         (a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly owned subsidiaries unless otherwise indicated) is a diversified mineral exploration and development company with planned production of purified phosphate products in Calgary. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. During 1996, ESI (1) continued with activities leading to production of purified phosphate products at its solvent extraction facility in Calgary, Alberta, Canada; (2) settled certain indebtedness with Alberta Treasury and negotiated an option to settle the $9.4 million deferred revenue liability both associated with the Calgary facility;
(3) continued exploration activities for gold resources in Venezuela including its land contract covering approximately 1200 acres; (4) aquired an interest and commenced exploration work on the Cerro Gordo gold/silver property in Inyo County, California, and (5) maintained its position in several mining deposits and prospects in the Western US including its royalty position in the San Luis gold mine which completed mining in October 1997 and produced approximately 52,000 ounces of gold in 1996. Thus far in 1997, ESI has signed a letter of intent to acquire a majority equity interest in ADA Environmental Solutions LLC. These activities are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ESI's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feed stock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. An in-house feasibility study, completed in 1995, confirmed the technical and financial feasibility of conversion of the facility for the production of purified phosphate products. Revamp of the facility to allow such production is currently underway. Start-up activities are expected to commence in March 1997 with product expected to be available for sale in May 1997. There can be no assurances that the Company will be able to maintain the expected schedule.

In November 1996, ESI reached agreements in principal with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") to purchase a 270 day option for $100,000 to terminate their deferred revenue position in the Calgary facility. As of December 31, 1996, the consolidated financial statements of ESI reported Deferred Revenues of $9,382,000 which represents prepayments by the Yankee Companies for uranium. Under the terms of the option, if exercised, ESI would pay the Yankee Companies $1,150,000 and grant them a 10 year non-cost bearing net profits royalty on activities at the Calgary facility. Payments to the Yankee Companies would be capped at a total of $6 million, excluding the $100,000 option payment, and ESI could purchase the royalty interest for $3 million plus $50,000 per year after the exercise date to a total of not more than $3,250,000. The definitive document for this agreement was signed in January 1997.

In December 1996, ESI reached a final settlement with the Alberta Treasury ("AT") concerning certain indebtedness related to the Calgary facility. As of November 30, 1996, ESI had recorded principal and accrued interest totaling $600,000 payable to AT. ESI obtained a complete release from the indebtedness and all claims against the Calgary facility by payment to AT of $76,000.

In July 1996, ESI entered into an agreement with Martin Trost Associates ("MTA"), a Colorado joint venture which will allow it to earn up to an 80 percent working interest in the Cerro Gordo property in Inyo County, California. The property covers 80 patented and unpatented mining claims. The agreement provides for ESI to arrange financing of up to $4.2 million to place the "H" area into production to earn an 80% working interest in the property. Evaluation of a 4 hole drilling program conducted in December is in progress to determine further action on the property. See Item 2(f) below.

On November 15, 1996, ESI received notice from Battle Mountain Gold Comapny ("BMGC") that they had completed mining at the San Luis project at the end of October and that reclamation activities were continuing with an expected completion date toward the end of March, 1997.

In March 1997, ESI issued $2,510,000 of 4% convertible debentures (the "Debentures") for which ESI received net proceeds of approximately $2,309,000. Interest is payable quarterly. The Debentures are convertible at any time following 45 days after the issuance thereof and are all automatically convertible on March 31, 1999. The Debentures are convertible into shares of common stock based on a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $3.25 per share. ESI is required to register the shares underlying the Debentures, and may repurchase the Debentures at a 25% premium under certain circumstances.

On February 18, 1997, ESI signed a Letter of Intent to acquire a majority equity position in ADA Environmental Solutions LLC through a combination of stock and cash. The closing of the acquisition, scheduled for April 30, 1997, is subject to a number of preconditions, including the negotiation and execution of definitive documentation.

During 1996, through ESI's Venezuelan company, ESIGEO, formed by ESI in joint venture with GEO C.A. ("GEO"), ESI continued gold exploration and development activities in Venezuela. ESI also owns 49% of another company, Minera Antabari C.A. ("Antabari"), which received a contract on a 1200 acre site on the Guyana Shield in March 1992. To date, geologic mapping, geochemistry of drainages, soils and old workings, and detailed trenching and pitting of several mineralized zones has been performed. ESIGEO is discussing further exploration work at this contract area with third parties. Three other contracts were filed for in 1994 and refiled in 1995 with the Venezuelan Ministry of Energy and Mines ("MEM"). ESIGEO is awaiting response from MEM on these filings. ESI reached agreement in 1996 with certain shareholders in GEO and Antabari to acquire their holdings in exchange for 20,000 shares of stock. When the transference of shares is completed in 1997, ESI will have a 67% ownership of GEO, and an effective 83% ownership of Antabari and ESIGEO. Several other sites with existing MEM concessions are being evaluated, and ESIGEO is negotiating with the current concession holders to obtain rights to further explore these areas. In 1997 ESIGEO expects to conduct surface exploration on the concessions, currently filed for, when they are granted, and other areas, if any, obtained from ongoing negotiations.

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

                               San Luis Gold Mine
As a result of transactions in 1987, ESI (1) sold its working interest in the San Luis gold mine to BMGC, (2) acquired the underlying property and (3) through a lease of the property to BMGC, has a 3 1/2% gross royalty on future production from the mine. Mining and milling activities were completed by BMGC in 1996.

During 1996 approximately 52,400 ounces of gold and 28,000 ounces of silver were produced by BMGC from the property, as compared to 72,700 ounces of gold and 32,000 ounces of silver in 1995. ESI recognized $692,000 in revenue from that production in 1996, as compared to $978,000 in 1995. ESI recognized cash flow of approximately $720,000 from its royalty interest in 1996. ESI does not expect to recognize any significant royalty revenue from the San Luis mine in 1997 or thereafter.

                       Calgary Solvent Extraction Facility
In 1996, ESI continued activities for production of purified phosphate products at the facility. The planned schedule to restart the facility in Calgary,
Alberta to produce purified phosphoric acid (PPA) and by-products targets production commencing in May 1997 assuming the planned construction and start-up schedule can be maintained. Earth Sciences Extraction Company ("ESEC"), a wholly-owned Canadian limited partnership of ESI, intends to produce PPA at its solvent extraction facility in Calgary, Alberta. The facility, with modification, is expected to have the capacity to produce in excess of 80,000 tons of P2O5 per year in the form of PPA and recover other valuable constituents available in the feedstock.

ESEC's Facility The phosphoric acid treatment facility has been maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC is modifying the facility to purify superphosphoric acid ("SPA") to a technical grade PPA and manufacture by-products. The SPA feedstock is to be purchased from producers in Idaho and Florida for which supply contracts with Agrium Inc. and Farmland Industries, Inc. have been negotiated. In the future, it is anticipated that phosphate rock from an open pit deposit owned by ESI may be processed under a tolling arrangement to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid
Phosphorus  in the form of purified  phosphoric  acid,  H3PO4 (PPA),  is a basic commercial chemical essential to a broad variety of industrial and consumer applications. At present ESEC would compete with four North American PPA producers in the 700,000 ton P2O5 industrial market where 200,000 tons P2O5 of direct consumption PPA is sold. ESEC would be the sole producer in Canada, and would be the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. In the first year of production ESEC expects to capture approximately 5% of the North American PPA market by matching other producers' quality but with lower prices. It is anticipated that cost advantages would be realized from the use of less expensive purification through solvent extraction and lower freight costs. It is anticipated that by-products would be sold in local markets, which ESEC believes are large enough to absorb the volume without being disrupted. There can be no assurances that actual sales recognized by ESEC will equal the anticipated volumes.

Solvent Extraction Process
It is anticipated that the facility will produce PPA using an environmentally clean solvent extraction process employing tributyl phosphate with a kerosene diluent. The basic process is well established in the industry and believed by ESEC to be free of patent conflicts. The ESEC process has been verified for anticipated ESEC feedstocks by numerous laboratory bench tests and continuous recycle pilot plant runs. The studies show that a competitive PPA can be produced from any fertilizer grade phosphoric acid feedstock with extraction efficiencies of 70 to 90%. The remaining material will be sold in local market for its contained phosphate values. ESEC believes that no significant waste will be generated at the ESEC facility.

Production Plan and Operating Costs
ESEC intends to start production in 1997 at the rate of 10,000 tons P2O5 per year of technical grade PPA, carrying 54.4% P2O5, or 18,400 tons of product acid. Associated with the PPA will be the production of 2,800 tons of P2O5 contained in other material. An 8% per year growth is anticipated in tonnage sales.

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

In order to facilitate the development of the Company's various expected land concessions in Venezuela, the Venezuelan corporate structure was reorganized in

1994 by forming a holding company called Recursos Minerales ESIGEO C.A. ("ESIGEO") that is controlled equally by ESI and its Venezuelan partners, GEO C.A. ("GEO"). It is anticipated that each new land concession will be placed in a separate entity, owned and controlled by ESIGEO. ESI reached agreement in 1996 with certain shareholders in GEO and Antabari to acquire their holdings in exchange for 20,000 shares of stock. When the transference of shares is completed in 1997, ESI will have a 67% ownership of GEO, and an effective 83% ownership of Antabari and ESIGEO. The joint company will continue in the manner in which ESI has conducted exploration for thirty years. That is to define and acquire land positions in key areas that have a high probability of being within the heart of future mining districts. After minimal work to define mineral potential, these prospects are then sold to major mining companies for a cash payment and a royalty on future production. To facilitate this approach, each land concession is to be held in a separate company, wholly-owned by ESIGEO, which can be sold without additional regulatory review and delay. The goal of ESIGEO in Venezuela is to enter into several such agreements with major gold producers within the next several years.

The decree which empowered the Corporacion Venezolana de Guyana ("CVG") to issue land contracts in the Guyana Shield has been determined to be illegal by the Venezuelan courts. The Ministry of Energy and Mines ("MEM") is expected to issue concessions to replace the over 450 existing CVG contracts after a study commissioned to evaluate the existing contracts' status is complete and final legislative action annuls the rights granted CVG. The SAMI land contract is included in this category and it is anticipated that its terms will improve as the new concession terms will be more favorable. The three applications for new land contracts discussed below are included with some 300 other unacted-upon requests that have accumulated with CVG since March 1994, when CVG stopped signing contracts. New applications to MEM have been made for these three areas and assurances have been obtained that they will receive priority when they are ultimately considered. Due to political complexities of coordinating land use between MEM and designated regions and states, it is uncertain when these new applications will be acted upon.

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

Antabari has performed geologic mapping, geochemistry of drainages, soils and old workings, and trenching of several mineralized zones. One such zone has a continuity of over 600 feet with a width of 40 feet and has yielded values of up to 1.6 ounces per ton of gold. Additional sampling and analysis from extensive pitting show a large (8 acre) anomalous gold area, clearly open to the north and east. Drilling and further sampling will be necessary to determine the potential of the area. ESIGEO is evaluating this next phase and/or a sale to third parties at this time.

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

Apicharai
---------
The first concession area covering 500 hectares (approx. 1200 acres), is known as Apicharai, located about 165 km from the town of La Paragua. This small tributary to the Antabari river has a history of panning and small scale hydraulic mining. Apicharai has an abundance of thick quartz veins in the drainage and gold is commonly visible. The mineralization of Apicharai is typically associated with the quartz veining in acidic pyroclastics. One 80 meter zone on the river is panned every year by the natives after the rainy season. The gold particles commonly run 0.5mm and angular quartz is dominate in the creek sediments. As a result of the stream sediment sampling, an area has been selected for further work where the source of the gold mineralization is likely to be located.

Man-cai
-------
The second concession area, known as Man-cai, covers 500 hectares, is located in a remote area near the Brazilian border accessible by boat from the La Paragua river. Reports are that 100 kilos of gold were taken by primitive methods from an area of only a few hectares. Sampling and estimates of alluvial-colluvial material show that there is another 50-100 kilos available in a very small area. It is believed that this gold can be easily recovered with portable equipment. The source rock may hold significant potential and will be targeted early on in the further exploration program. Considerable pyrite exists in the volcanic host rock and upstream, out of the rhyolite, gold is at background levels, helping to define the source material. The existence of easily obtainable gold in the surface material and the boundary definition of the source rock make this an excellent target for significant gold mineralization.

Manaima
-------
The third concession area, known as Manaima, also covers 500 hectares and is located 50 Km from the town of La Paragua. This is an area rich in history of small primitive mining operations. The hydrothermal mineralization on the property is associated with a fault zone where gold is typically found with copper and manganese.

Specific work programs are being formalized for initial detailed exploration of the above mentioned areas. The plans provide for the building of an airstrip to facilitate access and transportation of equipment into Apicharai, Man-cai and other prospects. Access is now being accomplished via river routes.

The primary objectives of the 1997 plans are to determine as quickly as possible the nature and extent of gold mineralization on the anticipated new land concessions and to continue to define those additional areas where future filings will be made. Activities will include surface geochemistry, geologic mapping and trenching.

                           ADA Environmental Solutions
On February 18, 1997, ESI signed a Letter of Intent to acquire a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition was prompted by synergism involving products to be produced by the solvent extraction facility in Calgary. These products will be utilized by ADA in a new proprietary technology designed to reduce particulate emissions from plants burning low-sulfur coal. It is expected that the 1990 Clean Air Act Amendments will result in 600 to 800 coal-fired boilers switching to low-sulfur coal by the year 2000. ADA anticipates capturing a significant portion of this market with its proprietary non-toxic chemical conditioner which offers both technical and economic advantages over the hazardous chemicals currently being used. The closing of the acquisition, scheduled for April 30, 1997, is subject to a number of preconditions, including the negotiation and execution of definitive documentation.

The Letter of Intent provided for (i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes to be paid at the scheduled closing, for the acquisition of an additional 46.2% interest in ADA, and (iii) an option to acquire the remaining equity interests (49%) in ADA during the six months following May 1, 1998 for issuance of stock valued at approximately $5.8 million. In addition, the principals of ADA will have an option to require ESI to sell its 51% interest in ADA for the price paid by ESI plus interest in the event ESI does not exercise its option.

                  Mineral Properties and Other Business Matters
During 1996 Registrant maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below). Raw materials, as the term is generally used, are not essential to Registrant's mineral acquisition and development activities performed for its own account. However, Registrant's commercialization of its properties is dependent upon securing adequate supplies of energy and water. The planned production of PPA at the Calgary facility will require adequate supplies of SPA feedstock. Adequate supplies of this material are currently available in the required quantities and at reasonable prices. There can be no assurance that such availability will continue in the future.

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

Registrant also holds certain of its mineral properties by means of "unpatented" lode and placer mining claim locations. Unpatented mining claims require compliance with certain Federal and State laws in order to maintain mineral interests thereon. Legislation enacted in October 1992 requires a $100 per claim rental charge on all unpatented mining claims.

Numerous and in some regards conflicting bills have been introduced and are now pending in the US Congress which would supplant or radically alter the provisions of the US Mining Law of 1872, under which npatented mining claims are located. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain patents on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for unpatented mining claims. Registrant's financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

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

Registrant spent approximately $109,000 and $183,000 on research and development activities related to the Calgary extraction facility during 1996 and 1995, respectively.

Registrant is subject to regulation by various local, state and Federal agencies with regard to the environmental effects of its business. Although environmental regulatory costs to date and those expected in 1997 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of Registrant's business.

As of December 31, 1996 Registrant employed 5 personnel at its Golden, Colorado, offices and 14 fulltime at the Calgary facility. In addition, other personnel were employed on a contract basis for specific project tasks.


Item 2.  Description of Property. 1
Registrant owns, controls and participates with others in mineral property interests and mineral property exploration and development programs in California, Colorado, Idaho, Montana, Nevada, Utah, and Venezuela. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits, except the San Luis gold mine, are commercially viable. In-house studies for several of the undeveloped properties indicate technical and economic feasibility. The following is summary information regarding Registrant's principal properties.

(a)  Vanadium/Phosphate Property near Paris and Bloomington,  Idaho
See Item 3(f), 1975-1977 Forms 10-K for the property acquisition, property rights, property description and exploration program prior to 1979. See Item 1(c) 1981 Form 10-K concerning Registrant's sale and option of its interests on the properties in January, 1981. Registrant reacquired all of the interests in the properties from the Conda Partnership in 1992.

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

(b) San Luis Gold Mine.
See Item 3(h) 1975 Form 10-K for a description of the property.
See Item 1(c)(1) 1988 Form 10-K and above concerning Registrant's sale to BMGC, other related transactions in 1987 and BMGC development work. Registrant owns the 800 acre site on which the mine is located, has leased the property to BMGC, and received a 3 1/2% gross royalty from all production. Mining and milling activities were completed by BMGC in 1996 and Registrant does not expect any significant revenue in 1997 or thereafter. BMGC commenced mining operations in early 1991.

Production during the period from 1991 through 1996 was as follows:

         Year                     Ounces of Gold            Ounces of Silver
         1991                       31,500                       21,600
         1992                       55,600                       21,000
         1993                       72,800                       27,000
         1994                       72,700                       19,400
         1995                       72,700                       31,800
         1996                       52,400                       28,000
(c)  Alunite Resources. 2

----------------------------------------
 1 For purposes of this Item, the term "Measured Reserves" and "Indicated Reserves" shall have the meaning as adopted by the US Geological Survey and the US Bureau of Mines, as follows: Measured Reserves are reserves for which tonnage is computed from dimensions revealed in outcrops, trenches, workings and drill holes, and for which the grade is computed from results of detailed sampling. The sites for inspection, sampling and measurement are so closely spaced, and the geologic character is defined so well, that the size, shape, and mineral content are well established. The computed tonnage and grade are judged to be accurate within limits which are stated, and no such limit is judged to differ from the computed tonnage or grade by more than 20%. Indicated Reserves are reserves from which the tonnage and grade are computed partly from specific measurements, samples, or production data, and partly from projections, for a reasonable distance, on geologic evidence. The sites available for inspection, measurement, and sampling are too widely or otherwise inappropriately spaced to outline the reserve completely or to establish its grade throughout.

2 Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under Section 4 of the Leasing Act of February 7, 1927.

Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur.

           (1) "LC" Alunite Property.
See Item 3(b)(1), 1974 and 1975 Forms 10-K and Item 3(h), 1976 and 1977 Forms 10-K for property description, property rights and exploration work in prior years. Results of exploration work to date show a total of 61.1 million tons of material classified as Measured or Indicated Reserves. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).

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

          (2)"NG" Property and Other Utah Alunite Interests.
See Item 3(a)(1),  (2), (3), (4) and (5),  1974-1979  Forms 10-K for NG Property
and other Utah alunite interest descriptions, property rights and exploration programs prior to 1978. ESI was granted Preference Right leases on the ten principal tracts that comprise the NG deposit on January 13, 1983. The leases were assigned to the Alumet Partnership effective February 1, 1983. Alumet assigned its Utah alunite interests back to ESI in December, 1986 (See item 1(c)(1) 1986 Form 10-K). ESI relinquished a portion of the leases, reducing the acreage under lease to 680 acres. All required lease payments were made in 1996.

Results of exploration and drilling programs on the properties to date show 129 million tons of material classified as Measured Reserves, with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons classified as Indicated Reserves with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

(d) Calgary Solvent Extraction Facility.
Registrant owns a hydrometallurgical solvent extraction facility which was used to extract uranium from phosphoric acid from June 1983 through September 1987, when the adjacent phosphoric acid fertilizer plant supplying feed stock shut down. (See Item 1(a) and 1(b) above). The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12 acre site leased from the adjacent fertilizer plant.

(e)  Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 1996.

During 1992, a third party conducted limited geochemical sampling, geological mapping and a remote sensing study using Landsat Thematic Mapper data and image enhancements. One core hole was subsequently drilled to a depth of 588 feet. In 1993, an additional four reverse circulation holes were drilled on the property totaling 950 feet. Analysis of samples from the drilling helped to define the southwest boundaries of a breccia pipe containing gold, silver, copper, zinc and lead mineralization. Based on the drilling performed a deposit of from 750,000 to 1.5 million tons of material classified as Measured and Indicated Reserves can be delineated with current metal values of over $15 per ton.

(f)  Cerro Gordo Property.
In July 1996, Registrant entered into an agreement with Martin Trost Associates ("MTA"), a Colorado joint venture which will allow it to earn up to an 80 percent working interest in the Cerro Gordo property in Inyo County, California.

The agreement provides for Registrant to arrange financing of up to $4.2 million to place the "H" area into production to earn an 80% working interest in the property. MTA acquired a mineral lease in August 1995 on 75 unpatented and 5 patented claims. Terms of the lease are a 5% net smelter royalty and annual payments averaging $36,000 per year. Two patented claims lie within the claim block and are currently held by third parties.

The Cerro Gordo property lies in the Inyo Mountains east of Owens Lake and west of Death Valley at an elevation of approximately 7800 feet. Access is by an existing, county maintained, gravel road. Temperatures are moderate with limited snowfall during the months of January and February. The property is approximately equidistant from Reno and Las Vegas, Nevada and Los Angles, California.

Based on 36,000 feet of past drilling and old underground workings, gold/silver mineralization has been demonstrated along a NW-SE mineralized trend stretching 8,000 feet long and 5,600 feet wide. The mineralized area appears zoned with a lead/zinc/silver/tungsten core trending outward to the west to a gold/silver zone. The large areal extent of the gold/silver mineralization may lend itself to the discovery of a significant gold mine. Evaluation of a 4 hole drilling program conducted in December is in progress to determine further action on the property.

Item 3.  Legal Proceedings.
In June 1993, a lawsuit was filed in the United States District Court for the Northern District of California against ESI Chemical, Inc. (ESIC), a dormant subsidiary of Registrant, by Volvo GM Heavy Truck Corporation. The claim concerns contamination at a property in Oakland, California previously owned by a predecessor of ESIC. HM Holdings, Inc. is also a defendant in the action. The complaint seeks recovery of response costs, damages, and injunctive and regulatory relief. A court ordered mediation took place in January, 1997 which led to a settlement in principle involving all the parties. Drafts of the settlement agreements are in process of being prepared, and if the final settlement is executed with the terms and conditions contained in the agreement in principle, it will not have a material effect on the Registrant.

See also note 8 to the consolidated financial statements submitted in response to Item 7 below concerning legal proceedings of Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.


                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
(a)  Market Information.
Registrant's common  stock  trades on The NASDAQ  Small-Cap
             Market  under the symbol  ESCI.
                   Price  Ranges (closing high and low bids)
                                     1996                      1995
1st Quarter                   $ 1.63   -  2.56            $ 1.06  -  1.69
2nd Quarter                     1.63   -  4.31              1.00  -  1.38
3rd Quarter                     1.50   -  3.75              1.00  -  2.25
4th Quarter                     1.75   -  3.88              1.25  -  2.63

The price ranges shown are based on NASDAQ quotations as reported by the National Association of Securities Dealers, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one cent par value of Registrant as of March 15, 1997 was approximately 1,870, which number excludes "street name" holders.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report may contain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933. Such forward-looking statements may be found in this section under and under "Description of Business," "Management' Discussion and Analysis of Financial of Financial Condition and Results of Operations." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors.

                         Liquidity and Capital Resources
Management believes that existing working capital and recent private placements of stock and convertible debentures are sufficient to fund revamp construction and start up activities at Calgary and planned operations until positive casflow is achieved in Calgary, which is anticipated in the 4th quarter of 1997. The achievement of such positive cash flow is dependent upon several factors including commercialization of the purification process, success in marketing product and competition, any of which could delay or frustrate such achievement. Additional funds may be required to meet the further obligations associated with the ADA acquisition, exercise of the Yankee Option, further exploration work on the Cerro Gordo property, and any expanded exploration activities in Venezuela (see Item 1(b) above). Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1,954,000 from Regulation S offerings and private placements of its common stock in 1996 and a net of $2,309,000 from the issuance of convertible debentures in the first quarter of 1997 (see Item 1(a) above).

Based on current estimates, the Calgary facility will require an additional approximately Can. $3 million to finalize revamp construction and re-start the plant for the production of purified phosphate products, planned for Spring 1997. Registrant expects to finance those requirements from existing working capital and the convertible debentures sold in March 1997.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing contract and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow provided by (used in) operations totaled $(233,000) for 1996 versus $336,000 for 1995. Cash flow from investing activities for 1996 included funding and collections on notes receivable of $70,000, capital expenditures of $736,000 and the net purchase of marketable securities $660,000. Cash flow from financing activities in 1996 consisted of payments on notes payable and long-term debt of $9,000, proceeds from the issuance of stock of $1,055,000 and proceeds from convertible debentures of $899,000.

Results of Operations
In 1991, royalty income from the San Luis gold mine commenced. Registrant recognized $692,000 and $978,000 in revenue from the production and sale of gold and silver from the property in 1996 and 1995, respectively. Production from the mine ended in November 1996.

Operating expenses increased significantly in 1996 as staff and activities related to the Calgary facility expanded, whereas research and development work related to the Calgary facility decreased from $183,000 in 1995 to $109,000 in 1996. General and administrative expenses rose significantly in 1996 also as a result of adding staff in Calgary for construction and start-up activities and an aggressive investor relations program that commenced in 1996.

Registrant's interest expense totaled approximately $82,000 for both 1996 and 1995. Interest expense includes approximately $40,000 in 1996 and $45,000 in 1995 from the consolidation of the Canadian subsidiary's results. Based on a recently adopted new position of the SEC staff, Registrant may be required to recognize as much as $837,000 in interest expense in the 1st and 2nd quarters of 1997 as a result of the convertible debentures issued in March 1997.

Extraordinary gain from debt extinquishment recognized in 1996 represents the difference between the recorded liabilities at the time of settlement with Alberta Treasury of approximately $600,000 and the settlement payment of $76,000, net of income taxes of $159,000.

Item 7.  Financial Statements.
Index to Financial Statements
Independent Auditor's Report
Financial Statements:
         Earth Sciences, Inc. and Subsidiaries
           Consolidated Balance Sheet, December 31, 1996
           Consolidated  Statements of Operations,
             For the Years Ended December  31, 1996 an 1995
           Consolidated  Statement of Stockholders' Equity,
             For the Period from January 1, 1995 to December 31, 1996 Consolidated Statements of Cash Flows,
             For the Years Ended  December 31, 1996 and 1995
           Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.







                   (Balance of this page intentionally blank)

                      Earth Sciences, Inc. and Subsidiaries

                        Consolidated Financial Statements
                           December 31, 1996 and 1995

                          INDEX TO FINANCIAL STATEMENTS




                                                                        PAGE
                                                                        ----

Independent Auditor's Report........................................... F-2

Consolidated Balance Sheet - December 31, 1996......................... F-3

Consolidated Statements of Operations -
  For the Years Ended December 31, 1996 and 1995....................... F-4

Consolidated Statements of Changes in Stockholders' Equity -
  For the Years Ended December 31, 1996 and 1995....................... F-5

Consolidated Statements of Cash Flows - For the
  Years Ended December 31, 1996 and 1995............................... F-6

Notes to Consolidated Financial Statements............................. F-7

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and subsidiaries
Golden, Colorado



We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 3, 1997

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                      $    586,000
    Marketable securities                                             1,135,000
    Receivables                                                         101,000
    Prepaid expenses and other                                          217,000
                                                                   ------------
             Total current assets                                     2,039,000


PROPERTY, PLANT AND EQUIPMENT, at cost                               17,198,000
    Less accumulated depreciation and amortization                   (5,043,000)
                                                                   ------------
             Net property, plant and equipment                       12,155,000
                                                                   ------------

OTHER ASSETS                                                            207,000
                                                                   ------------
TOTAL ASSETS                                                       $ 14,401,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    151,000
    Note payable - related party                                         58,000
    Other current liabilities                                            69,000
                                                                   ------------
             Total current liabilities                                  278,000

LONG-TERM LIABILITIES:

    Deferred revenues                                                 9,382,000
    Long-term debt from related parties                                 167,000
    Accrued decommissioning liability                                   220,000
    Other liabilities                                                   174,000
                                                                    -----------
                                                                      9,943,000

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 7, and 8)                       --

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 25,000,000
         shares authorized;
         8,449,000 shares issued                                         84,000
    Additional paid-in capital                                        8,645,000
    Accumulated deficit                                              (2,721,000)
    Cumulative translation adjustments                               (1,828,000)
                                                                   ------------
                 Total stockholders' equity                           4,180,000
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 14,401,000
                                                                   ============



       See accompanying notes to these consolidated financial statements.

                           EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                               ------------------------------
                                                                   1996               1995
                                                               -----------        -----------
REVENUES:
    Royalty income                                             $   692,000        $   978,000
    Rental income                                                   19,000             18,000
    Other income                                                    87,000             47,000
                                                               -----------        -----------
             Total revenues                                        798,000          1,043,000

EXPENSES:
    Operating                                                      505,000            146,000
    General and administrative                                     380,000            260,000
    Research and development                                       109,000            183,000
    Depletion, depreciation and amortization                       260,000            234,000
    Interest                                                        82,000             82,000
                                                               -----------        -----------
             Total expenses                                      1,336,000            905,000
                                                               -----------        -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND TAXES                (538,000)           138,000

INCOME TAX BENEFIT                                                 159,000               --
                                                               -----------        -----------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                           (379,000)           138,000
                                                               -----------        -----------

EXTRAORDINARY GAIN FROM DEBT EXTINGUISHMENT,
    (net of income tax of  $159,000)                           $   371,000               --
                                                               -----------        -----------

NET INCOME (LOSS)                                              $    (8,000)       $   138,000
                                                               ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE:
    Before extraordinary item                                  $      (.05)       $       .02
    Extraordinary Gain                                                 .05               --
                                                               -----------        -----------
             Net Income (Loss) Per Common Share                $      --          $       .02
                                                               ===========        -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       7,186,000          6,382,000
                                                               ===========         ==========





              See accompanying notes to these consolidated financial statements.

                                               F-4


                                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                              COMMON STOCK           Additional                   Cumulative
                                                        -------------------------     Paid-in     Accumulated     Translation
                                                           Shares        Amount       Capital       Deficit       Adjustments
                                                           ------        ------       -------       -------       -----------

BALANCES, January 1, 1994                                 6,354,000   $    64,000   $ 6,390,000   $(2,851,000)   $(2,056,000)

    Net income                                                 --            --            --         138,000           --
    Foreign currency translation                               --            --
      adjustment                                               --            --            --            --          261,000
                                                        -----------   -----------   -----------   -----------    -----------

    BALANCES, December 31, 1995                           6,354,000        64,000     6,390,000    (2,713,000)    (1,795,000)

    Debt converted to common stock                          883,000         8,000       891,000          --             --
    Related party debt converted to common
           stock                                            210,000         2,000       111,000          --             --
    Stock issued for cash, net of related costs             899,000         9,000     1,046,000          --             --
    Stock issued for services                               100,000         1,000       135,000          --             --
    Stock options issued for services                          --            --          64,000          --             --
    Stock issued to employees for bonuses                     3,000          --           8,000          --             --
    Net loss                                                   --            --            --          (8,000)          --
    Foreign Currency translation adjustment                    --            --            --            --          (33,000)
                                                        -----------   -----------   -----------   -----------    -----------

    BALANCES, December 31, 1996                           8,449,000   $    84,000   $ 8,645,000   $(2,721,000)    $(1,828,000)
                                                        ===========   ===========   ===========   ===========    ===========







                                See accompanying notes to these consolidated financial statements.

                                                             F-5

                                          EARTH SCIENCES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       1996                  1995
                                                                                   ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $    (8,000)           $   138,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
             Depletion, depreciation and amortization                                  260,000                234,000
             Gain on settlement of debt, net of income taxes                          (371,000)                  --
             Income tax benefit                                                       (159,000)
             Expenses paid with stock                                                  208,000                   --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                                      116,000                (85,000)
                      Other assets                                                    (387,000)               (13,000)
                 Increase (decrease) in:
                      Accounts payable                                                 145,000                  6,000
                      Other liabilities                                                (37,000)                56,000
                                                                                   -----------            -----------
         Net cash provided by (used in) operating activities                          (233,000)               336,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on notes receivable                                                     70,000                130,000
    Notes receivable funded                                                            (70,000)              (130,000)
    Capital expenditures                                                              (736,000)               (25,000)
    Purchase of marketable securities                                               (3,084,000)              (190,000)
    Sale of marketable securities                                                    2,424,000                   --
                                                                                   -----------            -----------
         Net cash used in investing activities                                      (1,396,000)              (215,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt                                        (9,000)              (181,000)
    Proceeds from issuance of common stock                                           1,055,000                   --
    Proceeds from convertible debentures                                               899,000                   --
                                                                                   -----------            -----------
         Net cash provided by (used in) financing activities                         1,945,000               (181,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  8,000                 (1,000)
                                                                                   -----------            -----------

INCREASE (DECREASE) IN CASH                                                            324,000                (61,000)

CASH AND CASH EQUIVALENTS, beginning of year                                           262,000                323,000
                                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS, end of year                                             $   586,000            $   262,000
                                                                                   ===========            ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

    Cash payments for interest                                                     $    40,000            $    37,000
                                                                                   ===========            ===========

    Conversion of notes payable                                                    $ 1,012,000            $         -
                                                                                   ===========            ===========
    Stock and options issued for investor relations                                $   200,000            $         -
                                                                                   ===========            ===========

    Purchase of property and equipment for debt                                    $   125,000            $         -
                                                                                   ===========            ===========
    Stock issued for payment of employee bonuses                                   $     8,000            $         -
                                                                                   ===========            ===========







                           See accompanying notes to these consolidated financial statements

                                                          F-6

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------------------

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

     The Company is principally engaged in natural resources exploration, research and development and planned production in the second quarter of 1997 of purified phosphate products in Calgary, Alberta.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consisted of money market instruments in the amount of $520,000, which are not FDIC insured.

     Marketable Securities - Marketable securities consist of government backed debt securities, corporate stock and bonds and certificates of deposits, which mature within one year or less. The securities are classified as trading securities, as defined in Financial Accounting Standards (FAS) 115, and are stated at market, which approximates cost at December 31, 1996.

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

     Impairment of Long-Lived Assets - In fiscal 1996, the Company adopted FAS 121 "Impairment of Long- Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

     Deferred Revenues - Deferred revenues represent non-interest bearing prepayments from Vermont Yankee Nuclear Power Corp. and Yankee Atomic Electric Company (the Yankee Companies) for future production and delivery of uranium (see Note 2).

     Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance.

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

     Royalty Income - Royalty income represents the Company's 3.5% gross royalty in production from the San Luis gold mine. The mine is leased to and operated by a third party. During the years ended December 31, 1996 and 1995, the Company had $638,000 and $978,000 in royalty income, which represented 86% and 94% of the Company's revenues, respectively. The ore reserves at San Luis gold mine were depleted in the fourth quarter of 1996.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Net Income (Loss) Per Share - Net income (loss) per common share is calculated based upon the weighted average number of shares outstanding during the years ended December 31, 1996 and 1995. In 1996, convertible debt, stock options, and warrants have not been included in the calculation of net loss per share, as the result is anti-dilutive. In 1995, convertible debt, stock options, and warrants have been included in the calculation of net income per share as the result is dilutive. Income per common share, assuming full dilution, approximates primary income per common share.

     Stock-Based Compensation - In fiscal 1996, the Company adopted Financial Accounting Standards Board "Accounting for Stock-Based Compensation" (FAS
     123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the decommissioning cost of its solvent extraction facility, the realizability of its investment in its extraction facility and land and mineral properties, and the ultimate liabilities associated with asserted claims (see Note 8). Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that the Company's estimates in connection with these items could be further materially revised within the next year.


2. EARTH SCIENCES EXTRACTION COMPANY (ESEC):
   -----------------------------------------

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

     In September 1987, ESEC suspended operations due to the suspension of fertilizer manufacturing operations at an adjacent facility that provided feedstock to ESEC. In May 1990, ESI and the Yankee Companies agreed to modify the long-term sales agreement to allow ESEC to develop alternative uses at the facility with the provision that certain royalties or net profits from the facility be paid to the Yankee Companies, and provide for repayment of any remaining prepayment balance over a seven year period with interest accruing as of January 1, 2005 at 8.50% and with repayment commencing no earlier than December 31, 2004. The prepayment balance is collateralized by the solvent extraction facility, certain underlying agreements, the land lease where the facility is located, and certain leases held by the Company in Idaho. ESI is a co-obligor of this liability.

     In November 1996, the Company reached agreement in principal with the Yankee Companies to purchase a 270-day option (the "Option") for $100,000 to terminate their deferred revenue position in the Calgary facility. Under the terms of the option, if exercised, the Company would pay the Yankee Companies $1,150,000 and grant them a 10-year non-cost bearing net profits royalty on activities at the Calgary facility. Payments to the Yankee Companies would be capped at a total of $6 million, excluding the $100,000 option payment, and the Company could purchase the royalty interest for $3 million plus $50,000 per year after the exercise date for a total of not more than $3,250,000. The definitive documents for this agreement were signed in January 1997.

     At December 31, 1996, the Company's consolidated balance sheet included assets with a remaining net book value of approximately $9,732,000 that relates to the extraction facility, consisting of other current assets of $28,000 and the extraction facility with a net carrying basis of $9,704,000, and approximately $9,382,000 of deferred revenues related to the long-term sales contract for output from the facility and $221,000 in accrued decommissioning costs. The recovery of the Company's investment in these assets and its ability to fulfill the terms of its agreement with the Yankee Company, is dependent upon future operations of the facility, a sale

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of such assets or exercise of the Option. The Company currently is modifying the extraction facility for the production of purified phosphate products and expects to be in production in the second quarter of 1997.


3. PROPERTY, PLANT AND EQUIPMENT:
   ------------------------------

     Property, plant and equipment as of December 31, 1996 is summarized as follows:

         Extraction facility                                   $14,494,000
         San Luis Land and mineral property                        577,000
         Land and mineral properties, including deferred
            exploration and development costs (a)                1,518,000
         Building and other equipment                              609,000
                                                               -----------

                                                               $17,198,000
                                                               ===========
---------

(a)  These land and mineral  properties are not in  production.  The recovery of
     the  Company's   investment  in  these  assets  is  dependent  upon  future production from such assets or a sale of the Company's interests therein.


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


4. LONG-TERM DEBT:
   ---------------
                                                                December 31,
                                                                    1996
   Related Parties:                                             ------------
   ----------------

     Note payable to stockholder  at 9%.  Principal and
     accrued  interest  payments  are due in  1998  and
     convertible to common stock at $.54 per share.               $27,000

     Notes  payable to  officers/directors  at 8%, with
     quarterly  payments of interest  and  principal of
     $250  and  the  balance  due  October  31,   1998,
     collateralized by real property.                               9,000

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     Notes   payable  to   officers/directors   at  9%,
     principal and interest payments are due January 1,
     1998.  However,  a  $58,000  note  payable  to  an
     officer/director  has been  classified as current,
     as the Company lent the officer/director a similar
     amount  subsequent to December 31, 1996. The notes
     are collateralized by a mining property. Principal
     and accrued  interest  are  convertible  to common
     stock at $.54 per share.                                    189,000
                                                                --------
                                                                $225,000
                                                                ========

     Future maturities of notes payable and long-term debt are as follows:

         1997                                                   $ 58,000
         1998                                                    167,000
                                                                --------

                                                                $225,000
                                                                ========

     During 1996, the Company settled a note payable and related accrued interest totaling $605,000 with the Province of Alberta for approximately $75,000 in cash. As a result, the Company recorded a extraordinary gain on debt extinguishment of $371,000 in 1996, net of income tax expense of $159,000.

5. INCOME TAXES:
   -------------

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1996:
                                                      CANADIAN
                                                     SUBSIDIARY        U.S.
                                                     OPERATIONS     Operations
                                                     ----------     ----------
Deferred assets (liabilities):
        Net operating loss carryforward             $   405,000     $ 1,122,000
        Tax credit carryforwards                         80,000          13,000
        Depreciation differences                        671,000          13,000
        Mining properties basis differences                --           364,000
        Deferred revenue                              3,114,000            --
        Other                                           140,000         115,000
                                                    -----------     -----------
Net deferred tax assets                               4,410,000       1,627,000
Less valuation allowance                             (4,410,000)     (1,627,000)
                                                    -----------     -----------

Net deferred tax assets                             $      --       $      --
                                                    ===========     ===========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The valuation allowance increased $372,000 for the Canadian subsidiary operations and decreased $356,000 for U.S. operations since December 31, 1995.

     The Company's actual effective income tax rate differs from the U.S. Federal corporate income tax rate of 34% as follows for the year ended December 31, 1996:

         Tax at statutory rate                                     $   2,000
         Non-deductible expenses:
            Equity in loss of foreign subsidiary                     107,000
            Other                                                      4,000

        Reduction in valuation allowance due to usage of NOL
            carryforward and temporary differences utilized         (113,000)
                                                                    --------

        Tax at effective tax rate                                   $      -
                                                                    ========

     The Company has remaining U.S. a net operating loss carryforward at December 31, 1996 of approximately $3,000,000, which if not utilized to reduce taxable income in future periods, will expire in the years 1996 through 2007. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $799,000 (U.S.). The Canadian investment tax credit carryforward for this subsidiary is $80,000 (U.S.).


6. STOCKHOLDERS' EQUITY:
   ---------------------

     The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 1996, 69,900 shares remain available for award under the plan.

     During 1996, the Company received net proceeds of $899,000 and $1,055,000 from offerings of convertible debt and common stock, respectively. The convertible debt was subsequently converted to common stock during 1996. Certain officers/directors also converted notes payable, totaling approximately $113,400 to shares of common stock under terms of their notes, and were issued a total of 210,060 shares.

     In August 1996, the Company engaged an entity to provide the Company investor relation services over a five-year period. In addition to certain cash payments, the Company issued options to the entity to purchase 300,000 shares of common stock at prices ranging from $2.00 to $4.00. The options expire at the rate of 60,000 per year over each of the following three years with the remaining 120,000 expiring in 2001. The cash payments and related expense associated with the option grants are being expensed over the expected period the services will be performed, the majority of which is during the first year of the contract.

                                EARTH SCIENCES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a table of options issued during 1996 and 1995:

                                                                                                      Weighted
                                                                                                       Average
                                                            Employees          Non-employee           Exercise
                                                             Options             Options               Price
                                                            ---------          ------------           --------

     OPTIONS OUTSTANDING, January 1, 1995                     75,000               --                   $1.25

        Options granted                                       75,000               10,000               $1.33
                                                            --------            ---------             -------

     OPTIONS OUTSTANDING, December 31, 1995                  150,000               10,000               $1.29

        Options granted:
            Officers                                         250,000              --                    $1.69
            Consultants                                        --                  29,000               $1.69
            Investor relations                                 --                  60,000               $2.00
            Investor relations                                 --                 120,000               $2.60
            Investor relations                                 --                 120,000               $3.60
                                                            --------            ---------             -------

      OPTIONS OUTSTANDING, December 31, 1996                 400,000              339,000               $2.09
                                                            ========            =========             =======

     For all options granted during 1996 and 1995, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of December 31, 1996 was approximately 2.3 years. At December 31, 1996, all options were exercisable. If not previously exercised, options outstanding at December 31, 1996, will expire as follows:
                                                            Weighted
                                                             Average
                                        Number of           Exercise
      Year                               Shares               Price
      ----                              ---------           ---------

      1997                              135,000               $1.58
      1998                              135,000               $1.79
      1999                              339,000               $1.89
      2000                               10,000               $1.50
      2001                              120,000               $3.60
                                        -------

                                        739,000
                                        =======

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of FAS 123 at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                         Year Ended December 31,
                                                        ------------------------
                                                          1996           1995
                                                        ---------     ---------

     Net income (loss) applicable to common stockholders:
       As reported                                      $  (8,000)    $138,000
       Pro forma                                        $(255,000)    $ 83,000
     Net income (loss) per common share:
       As reported                                      $       -     $    .02
       Pro forma                                        $    (.04)    $    .01


     The fair value of each employee option and warrant granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Year Ended December 31,
                                                 --------------------------
                                                   1996               1995
                                                 -------            -------

       Expected volatility                           67%               74%
       Risk-free interest rate                      5.7%              5.7%
       Expected dividends                             -                 -
       Expected terms (in years)                      3                 3


7. PROFIT SHARING RETIREMENT PLAN:
   -------------------------------

     Effective January 1, 1988, the Company formed a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $30,196 and $28,715 as the contributions for 1996 and 1995, respectively based on 10% of the eligible employees' annual compensation. In 1996 and 1995, the Company also matched 401(K) employee contributions up to 5% of gross salary, totaling $15,098 and $14,358, respectively.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CONTINGENCIES:
   --------------

     In 1993, a lawsuit was filed in the United States District Court for the Northern District of California against ESIC by Volvo GM Heavy Truck Corporation. The claim concerns contamination at a property in Oakland, California previously owned by a predecessor of ESIC. HM Holdings, Inc., a prior property owner, is also a defendant in the action. The complaint seeks recovery of response costs, damages, and injunctive and regulatory relief. A court ordered mediation took place in January 1997 which led to a settlement in principle involving all the parties. Drafts of the settlement agreements are in process of being prepared, and if the final settlement is executed with the terms and conditions contained in the agreement in principle, it will not have a material effect on the Company.


9. RELATED PARTY:
   --------------

     During 1995 and 1996, the Company made loans to an officer/director totaling $130,000 at an interest rate of 8%. Not more than $70,000 was outstanding at any one time and these loans, and the related interest, were paid back to the Company during the year. The loans were collateralized by amounts owing Subsequent to year-end, the Company loaned the same officer/director $50,000 at 8% interest. This loan is collateralized by amounts owing to the officer/director from the Company (see Note 4).


10. FAIR VALUE OF FINANCIAL INSTRUMENTS (FAS 107):
    ----------------------------------------------

     The estimated fair values for financial instruments under FAS 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments which differ from their recorded values, as measured on December 31, 1996 and 1995, are as follows:

                                                    December 31, 1996
                                                    -----------------
                                                Carrying            Fair
                                                 Amount             Value
                                               -----------       ----------

     Long-term debt                            $   225,000       $  213,000
     Deferred revenues                           9,382,000        4,250,000

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Long-Term Debt - The fair value is difficult to estimate as loans are from related parties. However, fair value was estimated using an effective borrowing rate of 15%.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Deferred Revenues - The fair value is estimated based on the total payments which would be required for terminate the deferred revenue position as of December 31, 1996.


11. CONCENTRATIONS OF CREDIT RISK:
    ------------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of money market instruments, receivables, and investments, which includes U.S. Treasury bills, Certificates of Deposits, corporate bonds, and preferred stock.

     All of the Company's royalty income for the years ended December 31, 1996 and December 31, 1995 was generated from one customer. The Company will no longer receive royalty income from this customer as the mining operations related to the royalty income ceased in the fourth quarter of 1996. This customer also is responsible for a substantial portion of the Company's receivables.

     At December 31, 1996,  receivables  totaled  $101,000.  For the years ended
     December 31, 1996 and 1995, the Company had no bad debts. The Company believes that no allowance for doubtful accounts is considered necessary.


12. SUBSEQUENT EVENTS:
    ------------------

     In January 1997, the Company issued an additional 18,520 shares of common stock in return for marketing services. Certain officers of the Company also converted an additional $37,809 in debt to 70,020 in common stock. The Company also issued an additional 20,000 shares of common stock to an existing stockholder for net proceeds of $41,720.

     In February, the Company signed a letter of intent to buy an environmental services entity (ESE). The Letter of Intent provided for (i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes to be paid at the scheduled closing, for the acquisition of an additional 46.2% interest in ESE, and
     (iii) an option to acquire the remaining equity interests (49%) in the ESE during the six months following May 1, 1998 for issuance of stock valued at approximately $5.8 million. In addition, the principals of the acquired company will have an option to require the Company to sell its 51% interest in ESE for the price paid by ESI plus interest in the event ESI does not exercise its option.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 1997, the Company issued $2,510,000 of 4% convertible debentures (the "Debentures") for which the Company received net proceeds of approximately $2,309,000. Interest is payable quarterly. The Debentures are convertible at any time following 45 days after the issuance thereof and are all automatically convertible on March 31, 1999. The Debentures are convertible into shares of common stock based on a 25% discount from market price of the common stock at the time of conversions, but not in excess of $3.25 per share. The Company is required to register the shares underlying the debentures. The Company may repurchase the debentures at a 25% premium under certain circumstances.


13. BUSINESS SEGMENT INFORMATION:
    -----------------------------

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

                                          EARTH SCIENCES, INC. AND SUBSIDIARIES

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Depletion,
                                  Inter-                            Net                          Depreciation
                   TOTAL          Segment                         Income        Identifiable         and           Capital
                  REVENUE         Revenue         Revenue         (Loss)           Assets        Amortization   Expenditures
                -----------    --------------   -----------     -----------     ------------     ------------   ------------
1996:
-----
  ESI           $ 2,167,000     $ 1,369,000     $   798,000     $   130,000      $ 4,207,000     $   122,000     $    89,000
  ESIR                 --              --              --          (138,000)      10,194,000         138,000         647,000
                -----------     -----------     -----------      -----------     -----------     -----------     -----------

  Total         $ 2,167,000     $ 1,369,000     $   798,000     $    (8,000)     $14,401,000     $   260,000     $   736,000
                ===========     ===========     ===========     ===========      ===========     ===========     ===========

1995:
-----
  ESI           $ 1,063,000     $    20,000     $ 1,043,000     $   422,000      $ 2,983,000     $    97,000     $    17,000
  ESIR                 --              --              --          (284,000)       9,732,000         137,000           9,000
                                -----------     -----------     -----------      -----------     -----------     -----------

  Total         $ 1,063,000     $    20,000     $ 1,043,000     $   138,000      $12,715,000     $   234,000     $    26,000
                ===========     ===========     ===========     ===========      ===========     ===========     ===========

                                                                F-18

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.



                                         Positions                   Term          First Became
     Name              Age               and Offices                Expires          Director
------------------------------------------------------------------------------------------------

Ramon E. Bisque         65         Chairman of the Board of          Annual            1963
                                   Directors and Member of the       Meeting
                                   Executive Committee               Date, 1997

Duane N. Bloom          63         Director, Secretary, Chairman         "             196
                                   of the Executive Committee

Robert C. Hart          88         Director, Member of the Audit         "             1973
                                   Committee

Robert H. Lowdermilk    60         Director, Member of the Audit         "             1990
                                   Committee

Mark H. McKinnies       45         Director, President, Treasurer,       "             1983
                                   Member of the Executive Committee

Kristen R. Stevens      34         Director, Member of the Audit         "             1991
                                   Committee

         There are no arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.
         Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 18, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980, Secretary on January 23, 1981 and as a Director and President on February 23, 1983.
         Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors, a member of the Executive Committee and a full or part time employee of Registrant since 1974.
         Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom has been employed full time by Registrant since that time.
         For several years prior to his retirement in 1974, Mr. Hart was employed by Rio Algom, Ltd., Toronto, Canada, as Manager of Exploration for that Company. Since his retirement, Mr. Hart has been self-employed as a geological consultant.
         Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.
         Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI. Mr. McKinnies joined Registrant as Accounting Manager in January, 1978, was appointed Manager of Finance and Administration in January, 1979, was elected Controller of the Corporation in January, 1980, was elected Secretary in January, 1981 and was elected President in February, 1983.
         Ms. Stevens has been an attorney since her graduation from Stanford University in 1987 and specializes in real estate and other business matters.
         Mr. Hart is the step-grandfather of Ms. Stevens. No other family relationship exists between any individuals named in Item 9(a) above.

Item 10.  Executive Compensation.


                                                              Summary Compensation Table
                                            Annual Compensation                    Long Term Compensation
                                            -------------------                    ----------------------
Name of Individual and                                                                  Awards
Principal Position                          Year     Salary     Other(2)   Securities Underlying Options (#)
-------------------------------------------------------------------------------------------------------------
Ramon E. Bisque(1)                          1996    $ 81,288    $11,706                 50,000
Chairman of the Board                       1995    $ 74,765    $11,148                 25,000
                                            1994    $ 72,630    $10,617                 25,000

Duane N. Bloom(1)                           1996    $107,240    $15,607                 50,000
Chairman of the Executive Committee         1995    $101,931    $14,864                 25,000
Secretary and Director                      1994    $ 96,927    $14,156                 25,000

Mark H. McKinnies(1)                        1996    $101,568     $15,142               150,000
Director, President and Treasurer           1995    $ 96,763     $13,735                25,000
                                            1994    $ 92,182     $13,735                25,000


(1) Member of the Executive Committee of Registrant, which performs the duties of the Chief Executive Officer.

(2) Amounts represent pension and matching 401(k) payments made to a qualified plan by Registrant for the benefit of the named individual.


                                        Options/SAR Grants in Last Fiscal Year
                                                  Individual Grants
                           Number of Securities    % of Total Options
                           Underlying Options      Granted to Employees   Exercise or Base      Expiration
Name                       Granted (#)             in Fiscal Year           Price ($/Sh)           Date
-----------------------------------------------------------------------------------------------------------
Ramon E. Bisque             50,000                     18%                     $1.69             10/7/99
Duane N. Bloom              50,000                     18%                     $1.69             10/7/99
Mark H. McKinnies          150,000                     54%                     $1.69             10/7/99

All options shown for each individual were exerciseable as of December 31, 1996, except the option of Mr McKinnies to acquire 100,000 shares which is exercisable after April 30, 1997.



                         Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                    Share Acquired    Value     Number of Securities Underlying    Value of Unexercised
Name                on Exercise     Realized   Unexercised Options at FY-End (#)     Options at FY-End
--------------------------------------------------------------------------------------------------------
Ramon E. Bisque           0         $     0                  100,000                      $195,250
Duane N. Bloom            0         $     0                  100,000                      $195,250
Mark H. McKinnies         0         $     0                  200,000                      $370,000

All options shown for each individual were exerciseable as of December 31, 1996.

Compensation of Directors
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings. The number of shares of stock which may be issued will be determined using the quarterly compensation amount and the average between the bid and asked price quoted during the quarter. No stock was issued or other payments made in 1996 and $30,000 is owing as of December 31, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 14, 1997, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk , each of the individuals named below has sole voting and investment power for the respective shares.



Name and Address        Amount and Nature of Beneficial Ownership         Percent of Class
-------------------------------------------------------------------------------------------

Ramon E. Bisque                        512,341 (1)                            5.82%
9113 Fern Way
Golden, CO

Duane N. Bloom                         730,710 (2)                            8.23%
5565 Pine Ridge Rd.
Golden, CO

Robert C. Hart                          31,871                          Less then 1%
4 Willow St.
Waterloo, Ontario

Robert H. Lowdermilk                   463,666 (3)                            5.38%
100 Cherry St.
Denver, CO

Mark H. McKinnies                      265,565 (4)                            3.00%
10134 S. Pinedale Dr.
Conifer, CO

Kristen R. Stevens                         200 (5)                      Less then 1%
667 N. Marine Dr.
Tamuning, Guam

Directors and Officers as            1,972,482 (6)                           21.55%
a Group (6 individuals)

Notes to Item 11:
(1) Included in the amount shown are 186,531 shares to which Dr. Bisque has the right to acquire beneficial ownership through convertible debt and stock options.
(2) Included in the amount shown are 257,461 shares to which Dr. Bloom has the right to acquire beneficial ownership through convertible debt and stock options.
(3) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk.
(4) Included in the amount shown are 236,025 shares to which Mr. McKinnies has the right to acquire beneficial ownership through convertible debt and stock options.
(5) Ms. Stevens is the step granddaughter of Mr. Hart and disclaims any beneficial ownership in his shares.
(6) The amount shown includes 680,017 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

Item 12.  Certain Relationships and Related Transactions.
(a) At various times during 1996 and 1995, Dr. Bisque borrowed a total of $70,000 and $130,000, respectively, from Registrant at an interest rate of 8%. Not more than $85,000 was outstanding at any one time in 1995 and these loans were paid back to Registrant prior to each year end. All of the amounts borrowed were collateralized by amounts owing to Dr. Bisque by Registrant and were made available from funds that would have otherwise only earned Registrant approximately 5%.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits are incorporated by reference except Exhibit 27 which was filed electronically; Exhibits 3.1, 4.3, and 10.5 through 10.9 are filed herewith, all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).


No.       Description
---       -----------

3.1       Articles of Incorporation, as amended and restated.
3.2       By-laws.
4.1       Agreement for Conversion Rights dated July 31, 1991.
4.2       Conversion Agreement dated June 23, 1993.
4.3       Form of Convertible Debenture due March 31, 1999.
10.1      Uranium Extraction Agreement dated May 14, 1976 between Registrant and Western Co-operative Fertilizers, Limited.
10.2      Lease dated April 3, 1978 between Western Co-operative Fertilizers,
           Limited and ESI Resources, Ltd.
10.3      Mining Lease dated October 1, 1987 between Registrant and Battle
           Mountain Gold  Company.
10.4      Letter of Intent - Gold Joint Venture in Venezuela dated December 31,
           1987 between Registrant and GEO C.A.
10.5      Cerro Gordo Letter Agreement dated September 1, 1996 between
           Registrant and Martin Trost Associates.
10.6      Option Agreement dated January 20, 1997 between Registrant and Yankee
           Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.
10.7      Letter of Intent among ADA Environmental Solutions LLC, ADA-ES, Inc.
           their respective members and shareholders and Registrant.
10.8      Securities Purchase Agreement dated March 21, 1997.
10.9      Registration Rights Agreement dated March 21, 1997.
21.1      Subsidiaries of Registrant.
27        Financial Data Schedule.

(b)  Reports on Form 8-K. None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
 (Registrant)

By /s/ Mark H. McKinnies                   /s/ Duane N. Bloom
   ----------------------------                --------------------------------
Mark H. McKinnies, President                   Duane N.  Bloom,  Member of
and Principal Financial Officer               Executive Committee

Date   March 21, 1997                               March 21, 1997
       --------------                               --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Robert H. Lowdermilk
----------------------------------          -----------------------------------
Ramon E.  Bisque                                Robert H. Lowdermilk
Chairman of The Board of Directors              Director

March 21, 1997                                  March 21, 1997
--------------                                  --------------
   Date                                               Date

/s/Duane N. Bloom                           /s/ Mark H. McKinnies
----------------------------------          -----------------------------------
Duane N.  Bloom, Director                       Mark H. McKinnies, Director

March 21, 1997                                  March 21, 1997
--------------                                  --------------
   Date                                               Date