Form 10QSB
period 1997-03-31
EARTH SCIENCES INC
filed 1997-05-14
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)
      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

 ______TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 0-6088

                                EARTH SCIENCES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                           Colorado                   84-0503749
           -----------------------------------------------------------
           (State of other jurisdiction                (I.R.S. Employer
           of incorporation or organization)           Identification No.)

             910 12th Street, Golden, Colorado                 80401
            ---------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                  (303)279-7641
                            ------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                ------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reported required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X   ; No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997: 8,620,051 Shares of Common Stock, one cent par value.

 Transitional Small Business Disclosure Format: Yes______ ; No     X

 FINANCIAL STATEMENTS


                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 1997

                                                   UNAUDITED
 Assets                                     (amounts in thousands)
 Current assets:
      Cash, and cash equivalents                   $ 1,163
      Receivables                                        7
      Prepaid expenses and other                     1,623
                                                    ------
           Total current assets                      2,793
 Property, plant and equipment, at cost             18,023
     Less accum. depreciation and amortization      (5,040)
                                                    ------
           Net property and equipment               12,983
 Other assets                                        1,966
                                                    ------
                                                   $17,742
                                                    ======
 Liabilities and Stockholders' Equity
 Current liabilities:
      Notes payable and current installments of
      long-term debt                               $   309
      Accounts payable                                 327
      Accrued expenses                                  75
                                                    ------
           Total current liabilities                   711
 Long-term liabilities:
 Deferred revenues                                   9,382
 Long-term debt, excluding current installments        161
 Convertible debentures                              3,347
 Other liabilities                                     391
                                                    ------
                                                    13,281
 Stockholders' equity:
      Common stock $.01 par value                       86
      Additional paid-in capital                     8,787
      Retained deficit                              (3,179)
      Cumulative translation adjustments            (1,943)
      Treasury stock                                    (1)
                                                    ------
           Total stockholders' equity                3,750
                                                    ------
                                                   $17,742
                                                    ======
 See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996

                                               UNAUDITED
                                     1997           1996
                                        (amounts in thousands)
 REVENUES:
      Royalty income                     $  -             207
      Other                                 40              8
                                         -----          -----
                                            40            215
                                         -----          -----
 EXPENSES:
      Operating                            126             83
      General and administrative           137             94
      Interest expense                     196             17
      Depreciation and amortization         39             57
                                         -----          -----
                                           498            251
                                         -----          -----
           Net loss                      $(458)           (36)
                                         =====          =====
      Net loss per common share         $ (.05)          (.01)
                                         =====          =====
      Weighted average common
        shares outstanding            8,537,000       6,355,000
                                      =========       =========


                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                   Three Months Ended March 31, 1997 and 1996

                                                   UNAUDITED
                                               1997          1996
                                            (amounts in thousands)

 Retained deficit as of January 1           $ (2,721)        (2,713)

 Net loss for the period                        (458)           (36)
                                               -----          -----
 Retained deficit as of March 31            $ (3,179)        (2,749)
                                               =====          =====


 See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                                          UNAUDITED
                                                     1997           1996
                                                    (amounts in thousands)
 Cash flows from operating activities:
   Cash received from customers                    $  112            286
   Cash paid to suppliers and employees              (206)          (188)
   Dividends and interest received                     47              4
   Interest paid                                       (4)            (6)
                                                    -----          -----
      Net cash provided (used) by operating
      activities                                      (51)            96
 Cash flows from investing activities:
   Notes receivable funded                            (50)           (70)
   Capital  expenditures                             (816)           (11)
   Increase in payables related to capital
    expenditures                                      132             -
   Sale of marketable securities                       -             285
   Increase in other assets                          (987)            -
                                                    -----          -----
      Net cash provided (used) by investing
      activities                                   (1,721)           204
 Cash flows from financing activities:
 Payments on notes and long-term debt                  (2)            (2)
 Proceeds from issuance of common stock                42             -
 Net proceeds from convertible debentures           2,309             -
                                                    -----          -----
      Net cash provided (used) by financing
      activities                                   2,349              (2)
                                                    -----          -----
 Net increase (decrease) in cash and cash
  equivalents                                         577            298
 Cash and cash equivalents at beginning of period     586            262
                                                    -----          -----
 Cash and equivalents at end of period             $1,163            560
                                                    =====          =====

 Reconciliation of net loss to net cash provided by operating activities:
 Net loss                                          $ (458)           (36)
 Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                       39             57
   (Increase) decrease in receivables                  94             74
   (Increase) decrease in other assets                 25             (2)
    Increase in payables                               61              3
    Non-cash interest expense on convertible
     debentures                                       188             -
                                                    -----          -----
 Net cash provided (used) by operating activities $   (51)             96
                                                    =====          =====


 See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1996

 (1)  General

 The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1996 Form 10-KSB.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Liquidity and Capital Resources

 Management believes that existing working capital and recent convertible debentures are sufficient to fund revamp construction and start up activities at Calgary and planned operations until positive cash flow is achieved in Calgary, which is anticipated in the 4th quarter of 1997. The achievement of such positive cash flow is dependent upon several factors including commercialization of the purification process, success in marketing product and competition, any of which could delay or frustrate such achievement. Additional funds may be required to meet the further obligations associated with the ADA acquisition, exercise of the Yankee Option, further exploration work on the Cerro Gordo property, and any expanded exploration activities in Venezuela. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. In March and April 1997, Registrant issued $3,645,000 of 4% convertible debentures and received a net proceeds of $3,316,000.

 Based on current estimates, the Calgary facility will require an additional approximately Can. $2 million to finalize revamp construction and re-start the plant for the production of purified phosphate products, planned for late May 1997. Registrant expects to finance those requirements from existing working capital and the convertible debentures sold in April 1997.

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

 Cash flows from operations totaled a deficit of $51,000 for the first quarter of 1997 as compared to $96,000 for the same period in 1996. Cash flows from investing activities included funding of a note receivable of $50,000, capital expenditures of $816,000, increase in payables related to capital expenditures of $132,000 and an increase in other assets of $987,000. Cash flows from financing activities included repayments on notes and long-term debt of $2,000, proceeds from issuance of common stock of $42,000 and proceeds from convertible debentures of $2,309,000.

 Results of Operations
 Registrant recognized $207,000 in revenue from the production and sale of gold and silver from its royalty in the San Luis gold mine in the first quarter of 1996. Production from the mine ended in November 1996.

 Operating expenses as well as general and operating expenses increased significantly in the 1st quarter of 1997 as compared to 1996 as staff and activities related to the Calgary facility expanded and Registrant increased investor relations activity.

 Based on a recently adopted position of the SEC staff, the discount on convertible debt issued at a discount from market in substance represents additional yield to the investor and is to be recognized as interest expense over the period from the issuance of the debt until it may be converted. The application of this position significantly impacts interest expense recognized by Registrant. For the 1st quarter of 1997, interest expense includes a total of $188,000, which represents the recognition of a portion of the 25% discount upon conversion to the market of $2,760,000 of convertible debentures issued in March 1997. Interest expense of $732,000 is expected to be recognized in the 2nd Quarter of 1997 from these debentures plus an additional $312,000 from $935,000 of convertible debentures issued in April 1997. Management of Registrant believes that the proceeds received from the convertible debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Registrant would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

                           PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings
       Reported in Item 3 of Registrant's 1996 Form 10-KSB.

 Item 2.  Changes in Securities
       None.

 Item 3.  Defaults upon Senior Securities
       None.

 Item 4.  Submission of Matters to a Vote of Security Holders
       None.

 Item 5.  Other Information
       None.

 Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits - No change from Item 13 of Registrant's 1996 Form 10-KSB and Item 7 of Registrant's April 30, 1997 Form 8-K.

           Exhibit 27  - Financial Data Schedule (electronic filing only)

      (b) Forms 8-K - Registrant filed a Form 8-K dated April 30, 1997 reporting the acquisition of an interest in ADA Environmental
 Solutions LLC ("ADA"). Included in that filing were the December 31, 1996 audited financial statements of ADA.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Earth Sciences, Inc.
                                                  Registrant

 Date:  May 14, 1997                        /s/ Mark H. McKinnies
                                             Mark H. McKinnies
                                      President and Chief  Financial Officer