Form 10KSB/A
period 1996-12-31
EARTH SCIENCES INC
filed 1997-06-11
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                    Amendment #1 to Items 1, 2, 6, 7, and 12


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

Market for Purified Phosphoric Acid
Phosphorus  in the form of purified  phosphoric  acid,  H3PO4 (PPA),  is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. At present ESEC would compete with four North American PPA producers in the 700,000 ton P2O5 industrial market where 200,000 tons P2O5 of direct consumption PPA is sold. ESEC would be the sole producer in Canada, and would be the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. In the first year of production ESEC expects to capture approximately 5% of the North American PPA market by matching other producers' quality but with lower prices. It is anticipated that cost advantages would be realized from the use of less expensive purification through solvent extraction and lower freight costs. It is anticipated that by-products would be sold in local markets, which ESEC believes are large enough to absorb the volume without being disrupted. All of the facility's production is being marketed through an agreement with Twin-Kem International, Inc., a Colorado corporation whose principals have over 60 years of combined experience in the marketing and distribution of industrial and agricultural chemicals. There can be no assurances that actual sales recognized by ESEC will equal the anticipated volumes.

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

Future Potential
The upside potential of the ESEC facility in Calgary is substantial. Management believes relatively minor changes would have to be made to increase the output from 10,000 tons to 80,000 tons P2O5 per year. In addition, the unextracted portion of the feed stock or raffinate contains a large number of valuable elements in high concentrations, including uranium, vanadium, yttrium, scandium and the rare earths. The technology for recovery of these elements is available. The plant has a good deal of additional equipment including a second solvent extraction circuit that could possibly be utilized for that purpose. ESEC intends to pursue these recovery opportunities in earnest after the commencement of PPA production.

                           Venezuelan Gold Activities
ESI's Venezuelan joint venture with GEO commenced initial exploration activities in the fall of 1988. No proven commercially viable reserves have been discovered on the properties discussed.

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

Man-cai
-------
The second concession area, known as Man-cai, covers 500 hectares, is located in a remote area near the Brazilian border accessible by boat from the La Paragua river. Unconfirmed verbal reports are that 100 kilos of gold were taken by primitive methods from an area of only a few hectares. Sampling and estimates of alluvial-colluvial material show that there is another 50-100 kilos available in a very small area. It is believed that this gold can be easily recovered with portable equipment. The source rock may hold significant potential and will be targeted early on in the further exploration program. Considerable pyrite exists in the volcanic host rock and upstream, out of the rhyolite, gold is at background levels, helping to define the source material. The existence of easily obtainable gold in the surface material and the boundary definition of the source rock make this an excellent target for significant gold mineralization.

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

                           ADA Environmental Solutions
On February 18, 1997, ESI signed a Letter of Intent to acquire a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition was prompted by synergism involving products to be produced by the solvent extraction facility in Calgary. These products will be utilized by ADA in a new proprietary technology designed to reduce particulate emissions from plants burning low-sulfur coal. It is expected that the 1990 Clean Air Act Amendments will result in 600 to 800 coal-fired boilers switching to low-sulfur coal by the year 2000. ADA anticipates capturing approximately 15% of this market with its proprietary non-toxic chemical conditioner which offers both technical and economic advantages over the hazardous chemicals currently being used. The closing of the acquisition, scheduled for April 30, 1997, is subject to a number of preconditions, including the negotiation and execution of definitive documentation. ADA estimates a capital budget of approximately $1.6 million will be required to achieve a commercially viable status.

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

United States Federal and state environmental laws and regulations potentially applicable to mining exploration, development and operations of Registrant include: (a) the assessment of environmental impacts pursuant to the National Environmental Policy Act and its state counterparts; (b) the Endangered Species Act and any comparable state laws; (c) water quality laws and regulations which address impacts on waters of the United States or a state; (d) solid, and possibly hazardous, waste laws and regulations to the extent that waste is generated as a result of activities on the property; (e) air quality laws and regulations if air emissions result from site operations; and (f) mined land operational and reclamation requirements. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences.  Local regulations in the U.S. typically are land use
related rather than environmental.   Although environmental regulatory  costs to
date and those expected in 1997 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of Registrant's business.

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

The agreement provides for Registrant to arrange financing of up to $4.2 million to place the "H" area, or principal mineralized zone, into production to earn an 80% working interest in the property. No schedule has yet been established for the Company's arrangement of financing. The Company is obligated to fund the costs of all joint venture activities up to the agreed $4.2 million or until the joint venture achieves cash flow. Nevertheless, the Company may cease funding activities upon 30 days notice, without further obligation. In the event of such cessation in funding, Registrant would retain its working interest earned at that time and may choose to fund further requirements to maintain such interest, or suffer dilution of that interest. MTA acquired a mineral lease in August 1995 on 75 unpatented and 5 patented claims. Terms of the lease are a 5% net smelter royalty and annual payments averaging $36,000 per year. Two patented claims lie within the claim block and are currently held by third parties.

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

                                     PART II




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

                         Liquidity and Capital Resources
Management believes that existing working capital and recent private placements of stock and convertible debentures are sufficient to fund revamp construction and start up activities at Calgary and planned operations until positive casflow is achieved in Calgary, which is anticipated in the 4th quarter of 1997. The achievement of such positive cash flow is dependent upon several factors including commercialization of the purification process, success in marketing product and competition, any of which could delay or frustrate such achievement. Additional funds may be required to meet the further obligations associated with the ADA acquisition, exercise of the Yankee Option, further exploration work on the Cerro Gordo property, and any expanded exploration activities in Venezuela (see Item 1(b) above). Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. The agreement with MTA on the Cerro Gordo property provides for Registrant to arrange financing of up to $4.2 million to place the principal mineralized zone into production to earn an 80% working interest in the property. No schedule has yet been established for the Company's arrangement of financing. The Company is obligated to fund the costs of all joint venture activities up to the agreed $4.2 million or until the joint venture achieves cash flow. Neverthe-less, the Company may cease funding activities upon 30 days notice, without further obligation. In the event of such cessation in funding, Registrant would retain its working interest earned at that time and may choose to fund further requirements to maintain such interest, or suffer dilution of that interest. Private placements of common stock, convertible debentures, bank borrowings and other alternatives may be evaluated to fund such requirements. Registrant received a net of $1,954,000 from Regulation S offerings and private placements of its common stock in 1996 and a net of $2,309,000 from the issuance of convertible debentures in the first quarter of 1997 (see Item 1(a) above).

Based on current estimates, the Calgary facility will require an additional approximately Can. $3 million (U.S. $2.2 million) to finalize revamp construction and re-start the plant for the production of purified phosphate products, planned for Spring 1997. Registrant expects to finance those requirements from existing working capital and the convertible debentures sold in March 1997.
                                       10

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

Results of Operations
In 1991, royalty income from the San Luis gold mine commenced. Registrant recognized $692,000 and $978,000 in revenue from the production and sale of gold and silver from the property in 1996 and 1995, respectively. Production from the mine ended in November 1996. Rental income increased slightly in 1996 due to increased charges to tenants. Other income increased in 1996 due to an increase in interest income earned from investment of funds on hand.

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

Registrant's interest expense totaled approximately $82,000 for both 1996 and 1995. Interest expense includes approximately $40,000 in 1996 and $45,000 in 1995 from the consolidation of the Canadian subsidiary's results. Registrant will be required to recognize $188,000 in interest expense in the 1st quarter and $649,000 in the 2nd quarter of 1997 as a result of the convertible debentures issued in March 1997.

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
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    151,000
    Note payable - related party                                         58,000
    Other current liabilities                                            69,000
                                                                   ------------
             Total current liabilities                                  278,000

LONG-TERM LIABILITIES:

    Extraction plant liability                                        9,382,000
    Long-term debt from related parties                                 167,000
    Accrued decommissioning liability                                   220,000
    Other liabilities                                                   174,000
                                                                    -----------
                                                                      9,943,000

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 7, and 8)                       --

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 25,000,000
         shares authorized;
         8,449,000 shares issued                                         84,000
    Additional paid-in capital                                        8,645,000
    Accumulated deficit                                              (2,721,000)
    Cumulative translation adjustments                               (1,828,000)
                                                                   ------------
                 Total stockholders' equity                           4,180,000
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 14,401,000
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

                                                             F-5

                                          EARTH SCIENCES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       1996                  1995
                                                                                   ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $    (8,000)           $   138,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
             Depletion, depreciation and amortization                                  260,000                234,000
             Gain on settlement of debt, net of income taxes                          (371,000)                  --
             Income tax benefit                                                       (159,000)
             Expenses paid with stock                                                  208,000                   --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                                      116,000                (85,000)
                      Other assets                                                    (387,000)               (13,000)
                      Purchase of marketable securities                             (3,084,000)              (190,000)
	                     Sale of marketable securities                                  2,424,000                   --
                 Increase (decrease) in:
                      Accounts payable                                                 145,000                  6,000
                      Other liabilities                                                (37,000)                56,000
                                                                                   -----------            -----------
         Net cash provided by (used in) operating activities                          (893,000)               146,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on notes receivable                                                     70,000                130,000
    Notes receivable funded                                                            (70,000)              (130,000)
    Capital expenditures                                                              (736,000)               (25,000)
                                                                                       -----------            -----------
         Net cash used in investing activities                                        (736,000)               (25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt                                        (9,000)              (181,000)
    Proceeds from issuance of common stock                                           1,055,000                   --
    Proceeds from convertible debentures                                               899,000                   --
                                                                                   -----------            -----------
         Net cash provided by (used in) financing activities                         1,945,000               (181,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  8,000                 (1,000)
                                                                                   -----------            -----------

INCREASE (DECREASE) IN CASH                                                            324,000                (61,000)

CASH AND CASH EQUIVALENTS, beginning of year                                           262,000                323,000
                                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS, end of year                                             $   586,000            $   262,000
                                                                                   ===========            ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

    Cash payments for interest                                                     $    40,000            $    37,000
                                                                                   ===========            ===========

    Conversion of notes payable                                                    $ 1,012,000            $         -
                                                                                   ===========            ===========
    Stock and options issued for investor relations                                $   200,000            $         -
                                                                                   ===========            ===========

    Purchase of property and equipment for debt                                    $   125,000            $         -
                                                                                   ===========            ===========
    Stock issued for payment of employee bonuses                                   $     8,000            $         -
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

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and includes a solvent extraction facility. Depreciation on the facility and its equipment, while it was in production, was generally provided using the units of production method based on estimated production over the life of the contract. Depreciation on the solvent extraction facility while not in operation is being computed at 1% per year (see Note
     2). Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 20 years. Depletion of producing mineral properties is computed using the unit of production method based on proved and probable reserves. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

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

     Extraction Plant Liability - Extraction plant liability represent non-interest bearing prepayments from Vermont Yankee Nuclear Power Corp. and Yankee Atomic Electric Company (the Yankee Companies) for future production and delivery of uranium (see Note 2).

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


2. EARTH SCIENCES EXTRACTION COMPANY (ESEC):
   -----------------------------------------

     In 1978, ESI entered into a 20-year sales agreement with the Yankee Companies, covering substantially all of the uranium produced from ESEC's solvent extraction facility. During the period from 1980 through 1987, the Yankee Companies made required prepayments for uranium under the agreement related to debt service on a term loan, which were in excess of uranium production from the facility and which accumulated as a prepayment balance and were recorded as deferred revenues.

     In September 1987, ESEC suspended operations due to the suspension of fertilizer manufacturing operations at an adjacent facility that provided feedstock to ESEC. In May 1990, ESI and the Yankee Companies agreed to modify the long-term sales agreement to allow ESEC to develop alternative uses at the facility with the provision that certain royalties or net profits from the facility be paid to the Yankee Companies, and provide for repayment of any remaining prepayment balance over a seven year period with interest accruing as of January 1, 2005 at 8.50% and with repayment commencing no earlier than December 31, 2004. Accordingly, the Company reclassified deferred revenue totaling $9,382,000 as an extraction plant liability. The extraction plant liability is collateralized by the solvent extraction facility, certain underlying agreements, the land lease where the facility is located, and certain leases held by the Company in Idaho. ESI is a co-obligor of this liability.

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

     At December 31, 1996, the Company's consolidated balance sheet included assets with a remaining net book value of approximately $9,732,000 that relates to the extraction facility, consisting of other current assets of $28,000 and the extraction facility with a net carrying basis of $9,704,000, and approximately $9,382,000 of extraction plant liability related to the long-term sales contract for output from the facility and $221,000 in accrued decommissioning costs. The recovery of the Company's investment in these assets and its ability to fulfill the terms of its agreement with the Yankee Company, is dependent upon future operations of the facility, a sale

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of such assets or exercise of the Option. The Company currently is modifying the extraction facility for the production of purified phosphate products and expects to be in production in the second quarter of 1997.


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

                                                    December 31, 1996
                                                    -----------------
                                                Carrying            Fair
                                                 Amount             Value
                                               -----------       ----------

     Long-term debt                            $   225,000       $  213,000
     Extraction plant liability                  9,382,000        4,250,000

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Extraction Plant Liability - The fair value is estimated based on the total payments which would be required for terminate the extraction plant liability as of December 31, 1996.


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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 1997, the Company issued $2,510,000 of 4% convertible debentures (the "Debentures") for which the Company received net proceeds of approximately $2,309,000. Interest is payable quarterly. The Debentures are convertible at any time following 45 days after the issuance thereof and are all automatically convertible on March 31, 1999. The Debentures are convertible into shares of common stock based on a 25% discount from market price of the common stock at the time of conversions, but not in excess of $3.25 per share. The Company will record a deferred financing cost of approximately $837,000, which represents the difference between fair market value of the common stock on the date the Debentures were sold and the conversion price. The deferred financing cost will be amortized over a 45 day period, which represents the period ending on the first date the Debentures can be converted to common stock. The Company is required to register the shares underlying the Debentures. The Company may repurchase the Debentures at a 25% premium if, for two or more trading days in any five trading day period, the market price per common share is less than $1.50. The proceeds of the Debentures are intended to be primarily utilized to finance a portion of the construction and operating capital associated with the modification and re-opening of the Company's
     Canadian extraction facility (the "Facility"). The converted Facility is expected to produce purified phosphate products.


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

In 1991, the Registrant converted a total of $366,000 of deferred salaries payable to Mssrs. Bisque, Bloom and McKinnies to notes payable bearing interest at 9%, payable on demand, and granted them rights to convert such notes payable to shares of common stock at the then current market price of $.54 per share. The notes are collateralized by a mining property. From year to year, Mssrs. Bisque, Bloom and McKinnies have agreed not to demand payment during the current year. As of December 31, 1996, $189,000 remained outstanding under the notes.

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

Date   June 10, 1997                                June 10, 1997
       --------------                               --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Robert H. Lowdermilk
----------------------------------          -----------------------------------
Ramon E.  Bisque                                Robert H. Lowdermilk
Chairman of The Board of Directors              Director

June 10, 1997                                   June 10, 1997
--------------                                  --------------
   Date                                               Date

/s/Duane N. Bloom                           /s/ Mark H. McKinnies
----------------------------------          -----------------------------------
Duane N.  Bloom, Director                       Mark H. McKinnies, Director

June 10, 1997                                   June 10, 1997
--------------                                  --------------
   Date                                               Date