Form 10KSB/A
period 1996-12-31
EARTH SCIENCES INC
filed 1997-07-07
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                        Amendment #2 to Items 1, 2 and 13


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

Market for Purified Phosphoric Acid
Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. At present ESEC would compete with four North American PPA producers in the 700,000 ton P2O5 industrial market where 200,000 tons P2O5 of direct consumption PPA is sold. ESEC would be the sole producer in Canada, and would be the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. In the first year of production ESEC expects to enter the North American PPA market by matching other producers' quality but with lower prices. It is anticipated that cost advantages would be realized from the use of less expensive purification through solvent extraction and lower freight costs. It is anticipated that by-products would be sold in local markets, which ESEC believes are large enough to absorb the volume without being disrupted. All of the facility's production is being marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose principals have over 60 years of combined experience in the marketing and distribution of industrial and agricultural chemicals. The agreement is for an automatically renewing one-year term where TKI will receive a commission of between $2.00- $5.00 per ton of product sold. A prepayment of $100,000 toward such commission, consisting of 50% cash and 50% stock was made to TKI. There can be no assurances that actual sales recognized by ESEC will equal the anticipated volumes.

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

Future Potential
The upside potential of the ESEC facility in Calgary is substantial. Management believes relatively minor changes would have to be made to increase the output from 10,000 tons to 80,000 tons P2O5 per year. In addition, the unextracted portion of the feedstock or "raffinate" contains a large number of valuable elements in high concentrations, including uranium, vanadium, yttrium, scandium and the rare earths. The technology for recovery of these elements is available. The plant has a good deal of additional equipment including a second solvent extraction circuit that could possibly be utilized for that purpose. ESEC intends to pursue these recovery opportunities in earnest after the commencement of PPA production.

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

                           ADA Environmental Solutions
On February 18, 1997, ESI signed a Letter of Intent to acquire a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition was prompted by synergism involving products to be produced by the solvent extraction facility in Calgary. These products will be utilized by ADA in a new proprietary technology designed to reduce particulate emissions from plants burning low-sulfur coal. It is expected that the 1990 Clean Air Act Amendments will result in 600 to 800 coal-fired boilers switching to low-sulfur coal by the year 2000. ADA anticipates entering this market with its proprietary non-toxic chemical conditioner which offers both technical and economic advantages over the hazardous chemicals currently being used. The closing of the acquisition, scheduled for April 30, 1997, is subject to a number of preconditions, including the negotiation and execution of definitive documentation. ADA estimates that a capital budget of approximately $1.6 million will be required to achieve a commercially viable status.

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


Item 2.  Description of Property. (1)
Registrant owns, controls and participates with others in mineral property interests and mineral property exploration and development programs in California, Colorado, Idaho, Montana, Nevada, Utah, and Venezuela. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits, except the San Luis gold mine, are commercially viable. In-house studies for several of the undeveloped properties indicate technical and economic feasibility. The following is summary information regarding Registrant's principal properties.

(See footnotes at the bottom of page 7)

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

To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

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

(c)  Alunite Resources.(2)
Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur.
____________________________________________________________
(1) Mineral Deposit or Mineralized Material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.
(2) Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under Section 4 of the Leasing Act of February 7, 1927.

(1) "LC" Alunite Property.
See Item 3(b)(1), 1974 and 1975 Forms 10-K and Item 3(h), 1976 and 1977 Forms 10-K for property description, property rights and exploration work in prior years. Results of exploration work to date show a total of 61.1 million tons of mineralized material. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).



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

      (2)"NG" Property and Other Utah Alunite Interests.
See  Item 3(a)(1), (2), (3), (4) and (5), 1974-1979 Forms 10-K for NG Property
and other Utah alunite interest descriptions, property rights and exploration programs prior to 1978.
ESI was granted Preference Right leases on the ten principal tracts that comprise the NG deposit on January 13, 1983. The leases were assigned to the
Alumet  Partnership  effective February 1, 1983.   Alumet  assigned  its  Utah
alunite interests back to ESI in December, 1986 (See item 1(c)(1) 1986 Form 10-
K). ESI relinquished a portion of the leases, reducing the acreage under lease to 680 acres. All required lease payments were made in 1996.

Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

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

During 1992, a third party conducted limited geochemical sampling, geological mapping and a remote sensing study using Landsat Thematic Mapper data and image enhancements. One core hole was subsequently drilled to a depth of 588 feet. In 1993, an additional four reverse circulation holes were drilled on the property totaling 950 feet. Analysis of samples from the drilling helped to define the southwest boundaries of a breccia pipe containing gold, silver, copper, zinc and lead mineralization. Based on the drilling performed a deposit of from 750,000 to 1.5 million tons of mineralized material can be delineated with current metal values of over $15 per ton.

(f)  Cerro Gordo Property.
In July 1996, Registrant entered into an agreement with Martin Trost Associates ("MTA"), a Colorado joint venture which will allow it to earn up to an 80 percent working interest in the Cerro Gordo property in Inyo County, California. The agreement provides for Registrant to arrange financing of up to $4.2 million to place the "H" area, or principal mineralized zone, into production to earn an 80% working interest in the property. No schedule has yet been established for the Company's arrangement of financing. The Company is obligated to fund the costs of all joint venture activities up to the agreed $4.2 million or until the joint venture achieves cash flow. Nevertheless, the Company may cease funding activities upon 30 days notice, without further obligation. In the event of such cessation in funding, Registrant would retain its working interest earned at that time and may chooses to fund further requirements to maintain such interest, or suffer dilution of that interest. MTA acquired a mineral lease in August 1995 on 75 unpatented and 5 patented claims. Terms of the lease are a 5% net smelter royalty and annual payments averaging $36,000 per year. Two patented claims lie within the claim block and are currently held by third parties.

The Cerro Gordo property lies in the Inyo Mountains east of Owens Lake and west of Death Valley at an elevation of approximately 7800 feet. Access is by an existing, county maintained, gravel road. Temperatures are moderate with limited snowfall during the months of January and February. The property is approximately equidistant from Reno and Las Vegas, Nevada and Los Angles, California.

Based on 36,000 feet of past drilling and old underground workings, gold/silver mineralization has been demonstrated along a NW-SE mineralized trend stretching 8,000 feet long and 5,600 feet wide. The mineralized area appears zoned with a lead/zinc/silver/tungsten core trending outward to the west to a gold/silver zone. The large areal extent of the gold/silver mineralization may lend itself to the discovery of a significant gold mine. Evaluation of a 4 hole drilling program conducted in December is in progress to determine further action on the property. There is no assurance that a commercially viable ore body exists in this property until further and appropriate geological work is done and economic feasibility studies based upon such work are concluded.

                                    PART III
Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits are incorporated by reference except Exhibit 27 which was filed electronically; Exhibits 3.1, 4.3, and 10.5 through 10.9 which were filed as exhibits to Registrant's original 1996 Form 10-KSB, and Exhibit 10.10 which is filed herewith; all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).
No.       Description
3.1       Articles of Incorporation, as amended and restated.
3.2       By-laws.
4.1       Agreement for Conversion Rights dated July 31, 1991.
4.2       Conversion Agreement dated June 23, 1993.
4.3       Form of Convertible Debenture due March 31, 1999.
10.1 Uranium Extraction Agreement dated May 14, 1976 between Registrant and Western Co-operative Fertilizers, Limited.
10.2 Lease dated April 3, 1978 between Western Co-operative Fertilizers, Limited and ESI Resources, Ltd.
10.3 Mining Lease dated October 1, 1987 between Registrant and Battle Mountain Gold Company.
10.4 Letter of Intent - Gold Joint Venture in Venezuela dated December 31, 1987 between Registrant and GEO C.A.
10.5 Cerro Gordo Letter Agreement dated September 1, 1996 between Registrant and Martin Trost Associates.
10.6 Option Agreement dated January 20, 1997 between Registrant and Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.
10.7 Letter of Intent among ADA Environmental Solutions LLC, ADA-ES, Inc. their respective members and shareholders and Registrant.
10.8      Securities Purchase Agreement dated March 21, 1997.
10.9      Registration Rights Agreement dated March 21, 1997.
10.10 Independent Contractor Agreement dated January 1, 1997 between Regiatrant and Twin-Kem International, Inc.
21.1      Subsidiaries of Registrant.
27        Financial Data Schedule.

(b)  Reports on Form 8-K. None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
 (Registrant)

By /s/ Mark H. McKinnies                /s/ Duane N. Bloom
Mark H. McKinnies, President            Duane N.  Bloom,  Member of
and Principal Financial Officer         Executive Committee

Date   July 10, 1997                    July 10, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                      /s/ Robert H. Lowdermilk
Ramon E.  Bisque                        Robert H. Lowdermilk
Chairman of The Board of Directors      Director

July 10, 1997                           July 10, 1997
    Date                                    Date

/s/Duane N. Bloom                       /s/ Mark H. McKinnies
Duane N.  Bloom, Director               Mark H. McKinnies, Director

July 10, 1997                           July 10, 1997
    Date                                    Date

                                                                 Exhibit 10.10

                        INDEPENDENT CONTRACTOR AGREEMENT

This Agreement is made effective as of January 1, 1997, by and between Earth Sciences, Inc., of 910 12th Street, Golden, Colorado 80401, and Twin-Kem International, Inc., of 4220 S. Allison Street, Lakewood, Colorado 80235.

In this Agreement, the party who is contracting to receive services shall be referred to as "ESI" , and the party who will be providing the services shall be referred to as "Twin-Kem".

Twin-Kem has a background in Chemical Marketing and is willing to provide services to ESI based on this background.

ESI desires Twin-Kem to develop a sustained market for its purified phosphate produce.

Therefore, the parties agree as follows:
1. DESCRIPTION OF SERVICES. Beginning on January 1, 1997, Twin-Kem will provide the following services, (collectively, the "Services"): co-ordinate the marketing of the entire production of the Calgary Plant which currently consists of Purified Phosphoric Acid (PPA) and Raffinate in the North American and International markets. Twin-Kem will use its best efforts to move the plant's output on a timely basis.

2. PERFORMANCE OF SERVICES. The manner in which "the Services" are to be performed and the specific hours to be worked by Twin-Kem shall be determined by Twin-Kem. ESI will rely on Twin-Kem to work as many hours as may be reasonably necessary to fulfill Twin-Kem's obligations under this Agreement.

3. PAYMENT. ESI will pay an initiating contract fee to Twin-Kem for "the Services" consisting of: $50,000.00 cash plus 18,520 shares of ESI $0.01 par value common stock. In addition, ESI will pay Twin-Kem a commission of $5.00 per ton on PPA based products and $2.50 per ton on Raffinate sold. However, initially the commission rate will be adjusted to $4.00 per ton PPA and $2.00 per ton Raffinate, until the dollar reduction in PPA and Raffinate offset the initial cash payment. Then they will return to above levels. This commission shall be payable monthly, no later than the last day of the month following the period during which "the Services" were performed. Upon termination of this Agreement, payments under this paragraph shall cease; provided, however, that Twin-Kem shall be entitled to payments for periods or partial periods that occurred prior to the date of termination and for which Twin-Kem has not yet been paid. This fee may be periodically adjusted, as agreed, by both parties. All funds are in US dollars.

4. EXPENSE REIMBURSEMENT. Twin-Kem shall be responsible for its marketing expenses. However, Twin-Kem shall be entitled to reimbursement from ESI for all "out-of-pocket" expenses where ESI asks Twin-Kem to do work outside the scope of this agreement.

5. TECHNICAL SUPPORT SERVICES. ESI will provide the following support services for the benefit of Twin-Kem: samples, literature, MSDS sheets, spec. sheets, and lab support. Twin-Kem will support the development of technical data sheets, MSDS sheets and other technical information.

6. MARKETING SUPPORT SERVICES. ESI will be responsible for the following: pricing, invoices, receivables, and freight. Twin-Kem will assist in establishing appropriate information such as competitive pricing, invoice, receivable and freight systems, and web page development. Some of the above may fall under new projects and need ESI approval.

7. MARKETING REPORTS. Twin-Kem will regularly submit call reports and maintain other reports and records to keep ESI current on marketing developments and progress.

8. PRODUCT LIABILITY INSURANCE. ESI will add Twin-Kem as a co-insured attached to ESI's liability policy in the amount of $1,000,000.00.

9. NEW PROJECT APPROVAL. Twin-Kem and ESI recognize that Twin-Kem's services may include working on various projects for ESI. Twin-Kem will submit a proposal and fee schedule and obtain the approval of ESI prior to the commencement of any such projects.

10. TERM/TERMINATION. This Agreement shall be effective for a period of one year and shall automatically renew for successive terms of the same duration, unless either party provides 90 days written notice to the other party prior to the termination of the applicable initial term or renewal term. Nevertheless, in the event that Twin-Kem fails or is unable to perform the obligations of this agreement, ESI has the right to terminate this agreement with 30 days written notice.

11. RELATIONSHIP OF PARTIES. It is understood by the parties that Twin-Kem is an independent contractor and not an employee of ESI. ESI will not provide fringe benefits, including health insurance benefits, paid vacation, or any other employee benefits to Twin-Kem.

12. DISCLOSURE. Twin-Kem is required to disclose any outside activities or interests, including ownership or participation in the development of prior inventions, that conflict or may conflict with the best interests of ESI. Prompt disclosure is required under this paragraph if the activity or interest is related, directly or indirectly, to:
     - any activity that Twin-Kem may be involved with on behalf of ESI.

13. EMPLOYEES. Twin-Kem's employees, if any, who perform services for ESI under this Agreement shall also be bound by the provisions of this Agreement. Ron Johnson and Rod Johnson shall remain as officers of Twin-Kem in their present capacity.

14. ASSIGNMENT. Twin-Kem's obligations under this Agreement may not be assigned or transferred to any other person, firm, or corporation without the prior written consent of ESI.

15. CONFIDENTIALITY. Twin-Kem recognizes that ESI has and will have the following information:
     - inventions
     - process information
     - trade secrets
and other proprietary information (collectively, "Information") which are valuable, special and unique assets of ESI. Twin-Kem agrees that Twin-Kem will not at any time or in any manner, either directly or indirectly, use any "Information" for Twin-Kem's own benefit, or divulge, disclose, or communicate in any manner any "Information" to any third party without the prior written consent of ESI. Twin-Kem will protect the "Information" and treat it as strictly confidential. A violation of this paragraph shall be a material violation of this Agreement.

16. CONFIDENTIALITY AFTER TERMINATION. This confidentiality provisions of this Agreement shall remain in full force and effect after the termination of this Agreement.

17. RETURN OF RECORDS. Upon termination of this Agreement, Twin-Kem shall deliver all records, notes, data, memoranda, models, and equipment of any nature that are in Twin-Kem's possession or under Twin-Kem's control and that are ESI's property or relate to ESI's business.

18. NOTICES. All notices required or permitted under this Agreement shall be in writing and shall be deemed delivered when delivered in person or deposited in the United States mail, postage prepaid, addressed as follows:

IF for ESI:
Earth Sciences, Inc.
Mark H. McKinnies
President
910 12th Street
Golden, Colorado 80401

IF for Twin-Kem:
Twin-Kem International, Inc.
Ron Johnson
Chairman of the Board
4220 S. Allison Street
Lakewood, Colorado 80235

Such addresses may be changed from time to time by either party by providing written notice to the other in the manner set forth above.

19. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

20. AMENDMENT. This Agreement may be modified or amended if the amendment is made in writing and is signed by both parties.

21. SEVERABILITY. If any provision of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid and enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

22. WAIVER OF CONTRACTUAL RIGHT. The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

23. APPLICABLE LAW. This Agreement shall be governed by the laws of the State of Colorado.
Party receiving services:
Earth Sciences, Inc.


By:_/s/ Mark H. McKinnies_________
     Mark H. McKinnies, President

Party providing services:
Twin-Kem International, Inc.


By:_/s/ Ronald B. Johnson____________
      Ron Johnson, Chairman of the Board