Form 10QSB
period 1997-06-30
EARTH SCIENCES INC
filed 1997-08-11
CIK 30985

8
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

  __ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to __________

                        Commission File Number: 0-6088


                                   EARTH SCIENCES, INC.
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


                        Colorado                             84-0503749
        --------------------------------------------------------------------
      (State of other jurisdiction of incorporation     (I.R.S. Employer
                          or organization)               Identification No.)

            910 12th Street, Golden, Colorado                 80401
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 1997: 8,784,227 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No   X

FINANCIAL STATEMENTS

             Earth Sciences, Inc. and Subsidiaries
                   Consolidated Balance Sheet
                         June 30, 1997

                                                        UNAUDITED
Assets                                          (amounts in thousands)
Current assets:
     Cash, and cash equivalents                        $   492
     Receivables                                           335
     Inventories                                           786
     Prepaid expenses and other                            477
                                                         -----
          Total current assets                           2,090

Property, plant and equipment, at cost                  20,103
  Less accumulated depreciation and amortization        (5,096)
                                                        ------
          Net property and equipment                    15,007
Other assets                                             2,085
                                                        ------
                                                       $19,182
                                                       =======

Liabilities and Stockholders' Equity
Current liabilities:
     Convertible debentures                           $   733
     Accounts payable                                     124
     Accrued expenses                                     513
                                                        -----
          Total current liabilities                     1,370
Long-term liabilities:
Extraction plant liability                              9,382
Convertible debentures, excluding current installments  5,193
Other liabilities                                         566
                                                       ------
                                                       15,141
Minority interest                                         252
Stockholders' equity:
     Common stock $.01 par value                           87
     Additional paid-in capital                         9,004
     Retained deficit                                  (4,803)
     Cumulative translation adjustments                (1,868)
     Treasury stock                                        (1)
                                                        -----
          Total stockholders' equity                    2,419
                                                       ------
                                                   $   19,182
                                                       ======


See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1997 and 1996

                                                      UNAUDITED
                                               1997              1996
                                          Qtr.     6 Mos.      Qtr.     6 Mos.
        (amounts  in  thousands,  except  per  share  and   shares outstanding)

REVENUES:
   Sales                               $  235        235         -         -
   Royalty income                          -          -         223       430
   Other                                   51         91         23        31
                                          ---        ---        ---       ---
                                          286        326        246       461
EXPENSES:
   Cost of goods sold and operating       316        442         94       177
   Selling, general and administrative    467        604        134       228
   Interest  expense                    1,088      1,284         17        34
   Depletion, depreciation and amort.      87        126         60       117
                                        -----      -----        ---       ---
                                        1,958      2,456        225       556

Minority interest in loss of subsidiary    48         48         -         -
                                        -----      -----       ----      ----
        Net  loss                     $(1,624)    (2,082)       (59)      (95)
                                        =====      =====       ====      ====
       Net loss per common share        $(.19)      (.24)      (.01)     (.01)
                                          ===        ===        ===       ===
     Weighted average common
            shares outstanding      8,700,075  8,616,520  6,448,765 6,418,272
                                    =========  =========  ========= =========
------------------------------------------------------------------------------

                     Earth Sciences, Inc. and Subsidiaries
                Consolidated Statements of Accumulated Deficit
                    Six Months Ended June 30, 1997 and 1996

                                                  UNAUDITED
                                          1997                  1996
                                            (amounts in thousands)
Retained deficit as of January 1,      $ (2,721)               (2,713)

Net loss for the period                  (2,082)                  (95)
                                          -----                 -----
Retained deficit as of June 30         $ (4,803)               (2,808)
                                          =====                 =====
See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996


                                                           UNAUDITED
                                                    1997               1996
                                                      (amounts in thousands)
Cash flows from operating activities:
   Net loss                                    $   (2,082)              (95)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depletion, depreciation and amortization          126               117
    Expenses paid with stock                           23                -
    Interest expense related to debt discount       1,232                -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                                   (32)               61
        Inventories                                  (765)               -
        Other assets                                 (641)                5
        Purchase of marketable securities              -             (1,125)
        Sale of marketable securities               1,135                -
      Increase (decrease) in:
        Accounts payable                              393                (4)
        Other liabilities                            (430)               -
                                                    -----             -----
        Net cash used by operating activities      (1,041)           (1,041)

Cash flows from investing activities:
    Collection on notes receivable                     50                22
    Notes receivable funded                           (50)              (70)
    Excess of cash over net assets paid
       in acquisition of subsidiary                (1,440)               -
    Capital expenditures                           (2,350)              (13)
                                                    -----             -----
        Net cash used in investing activities      (3,790)              (61)

Cash flow from financing activities:
    Proceeds from issuance of common stock             42             1,021
    Proceeds from convertible debentures            4,695                -
                                                    -----             -----
        Net cash provided by financing activities   4,737             1,021
                                                    -----             -----
Decrease in cash                                      (94)              (81)

Cash and cash equivalents at beginning  of period     586               262
                                                     ----              ----
Cash and equivalents at end of period            $    492               181
                                                     ====              ====

See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1997

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1996 Form 10-KSB, as amended.

(2)  Acquisition of ADA Environmental Solutions
On  April  30,  1997, Registrant acquired a 51% interest in ADA  Environmental
Solutions LLC ("ADA") through the purchase of an additional 46.2% interest from ADA. Registrant had previously purchased a 4.8% interest in ADA in February 1997 by payment to ADA of $400,000. The 46.2% interest was purchased by payment to ADA of $500,000 and a non-interest bearing promissory note in the amount of $1,600,000. Registrant also obtained an option to acquire the remaining 49% interest in ADA exercisable for a six month period commencing May 1, 1998. The option is exercisable by issuance of 1,715,600 shares of Registrant's common stock in exchange for all the outstanding stock of ADA-ES, Inc., a Colorado corporation, whose only asset is the remaining 49% interest in ADA.

The operating agreement of ADA provides that a member's percentage interest for purposes of voting and ownership of assets is to be based on the ratio of its capital contributions to the total capital contributions in ADA. In accordance with such provisions, Registrant has an 83% voting and asset ownership interest in ADA, but a 51% interest in ADA's net profits/losses. The acquisition has been accounted for using the purchase method and the accompanying consolidated financial statements include the results of ADA from April 30, 1997. The following pro forma amounts show the results of operations as if the above described acquisition had occurred on January 1, 1997. ADA had no significant operations for the 1st half of 1996.

               Revenues             $    566,000
               Net loss            ($ 2,356,000)
               Loss per share      ($  .27)


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Although management believes that existing working capital and proceeds from recent sales of convertible debentures are sufficient to fund the finalization of revamp construction and the conclusion of start-up activities at Calgary, Registrant is currently pursuing additional funding of approximately $2.5 million to (1) provide increased storage capacity at Calgary, (2) provide increased working capital for ADA and Calgary operations, and (3) allow exercise of the Yankee option in the fourth quarter of this year. Positive cash flow from Registrant's planned consolidated operations are anticipated to be achieved in the 4th quarter of 1997. The achievement of such positive cash flow is dependent upon several factors including successful commercialization of the phosphate purification process in Calgary and ADA's flue gas conditioning technology, success in marketing those products, and the effect of competition, any of which could delay or frustrate such achievement. Additional funds may be required to meet the further obligations associated with the ADA acquisition, further exploration work on the Cerro Gordo property, and any expanded exploration activities in Venezuela. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. In March, April and June 1997, Registrant issued $4,645,000 of convertible debentures and received net proceeds of $4,298,000.

The Calgary facility is currently in the start-up phase for the production of purified phosphate products, and met certain technical parameters to demonstrate the capability of a planned initial annual production rate of 18,400 tons of product in late May 1997. Shake-down of various unit operations is continuing and routine production is expected to be achieved during the third quarter of 1997. Sales of products are keeping pace with the current, less than routine, production.

ADA has received purchase orders for the first three full-scale commercial applications of its proprietary air pollution control technology. Mississippi Power and Wisconsin Power and Light have ordered units to be installed in the next quarter of this year. Alabama Power Company is currently utilizing the first commercial unit to abate particulate emissions during the peak summer season. Based on the success of recent full-scale demonstrations, several other utilities have requested bids and ADA-ES expects to sign additional contracts this year. Contracts with the above mentioned companies are expected to generate revenues of $3,000,000 in 1998.

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

Cash flows from operations totaled a deficit of $1,041,000 for the first half of 1997 as compared to a deficit of $1,041,000 for the same period in 1996. Cash flows from investing activities included funding of a note receivable of $50,000, capital expenditures of $2,350,000, and payment in excess of net assets associated with the ADA acquisition of $1,440,000. Cash flows from financing activities include proceeds from issuance of common stock of $42,000 and proceeds from convertible debentures of $4,695,000.

Results of Operations
Registrant recognized sales totaling $235,000 for the 1st half of 1997 from production at Calgary and ADA. No such amounts were recognized in 1996. Registrant recognized $430,000 in revenue from the production and sale of gold and silver from its royalty in the San Luis gold mine in the first half of 1996. Production from the mine ended in November 1996. Other income increased from $31,000 in the 1st half of 1996 to $91,000 in the same period in 1997 and includes rental income, which increased slightly from 1996 due to increased charges to tenants, interest income earned from investment of funds on hand, and $30,000 from settlement of legal action.

Cost of goods sold and operating expenses as well as selling, general and administrative expenses increased significantly in the 1st half of 1997 as compared to 1996 as the result of addition of ADA, increased staff and activities related to the Calgary facility and Registrant's increased investor relations activity.

Interest expense recognized in 1997 includes a $1,232,000 non-cash charge representing the discount from market price the holders of certain convertible debentures may recognize upon conversion of their debt to shares of Registrant's common stock. Management of Registrant believes that the proceeds received from the convertible debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Registrant would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
      Reported in Item 3 of Registrant's 1996 Form 10-KSB, as amended.

Item 2.  Changes in Securities
      None.

Item 3.  Defaults upon Senior Securities
      None.

Item 4.  Submission of Matters to a Vote of Security Holders
      None.

Item 5.  Other Information
      None.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits - No change from Item 13 of Registrant's 1996 Form 10-KSB, as amended and Item 7 of Registrant's April 30, 1997 Form 8-K.

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

                                          Earth Sciences, Inc.
                                          --------------------
                                               Registrant

Date:  August 5, 1997                     /s/  Mark  H.  McKinnies
                                          ------------------------
                                          Mark H. McKinnies
                                          President and Chief Financial
                                          Officer