Form 10QSB
period 1997-09-30
EARTH SCIENCES INC
filed 1997-11-12
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
  X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

__    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
              For the transition period from ________ to __________

                         Commission File Number: 0-6088


                      EARTH SCIENCES, INC.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


              Colorado                             84-0503749
       -------------------------------------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

             910 12th Street, Golden, Colorado                 80401
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1997: 10,351,726 Shares of Common Stock, one cent par value.

Transitional Small Business Disclosure Format: Yes _____;  No   X

FINANCIAL STATEMENTS

             Earth Sciences, Inc. and Subsidiaries
                   Consolidated Balance Sheet
                       September 30, 1997

                                             UNAUDITED
Assets                                  (amounts in thousands)
Current assets:
     Cash, and cash equivalents                   $  317
     Receivables                                     772
     Inventories                                     733
     Prepaid expenses and other                    1,005
                                                   -----
          Total current assets                     2,827

Property, plant and equipment, at cost            20,088
   Less accumulated depreciation and amortization (5,175)
                                                  ------
          Net property and equipment              14,913
Other assets                                       3,112
                                                  ------
                                                $ 20,852
                                                  ======

Liabilities and Stockholders' Equity
Current liabilities:
     Convertible debentures and notes payable   $    730
     Accounts payable                                275
     Accrued expenses                                129
                                                   -----
          Total current liabilities                1,134
Long-term liabilities:
     Extraction plant liability                    9,382
     Convertible debentures,
       excluding current installments              7,184
     Other liabilities                               429
                                                   -----
                                                  16,995
Minority interest                                    157
Stockholders' equity
     Common stock $.01 par value                      97
     Additional paid-in capital                   10,982
     Retained deficit                             (6,647)
     Cumulative translation adjustments           (1,865)
     Treasury stock                                   (1)
                                                   -----
          Total stockholders' equity               2,566
                                                  ------
                                               $  20,852
                                                  ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1997 and 1996

                                            UNAUDITED
                                   1997                 1996
                              Qtr.      9 Mos.     Qtr.      9 Mos.
                             (amounts   in   thousands,   except    per
                                    share and shares outstanding)

REVENUES:
  Sales                       $ 591       826         -       -
  Royalty income                 -         -         202     632
  Other                          11       102         42      73
                                ---       ---        ---     ---
                                602       928        244     705
EXPENSES:
  Cost of goods sold and
   operating                  1,004     1,446        121     298
  Selling, general and
   administrative               726     1,330         83     311
  Interest expense              690     1,974         28      62
  Depletion, depreciation
   and amort.                   121       247         59     176
                              -----     -----        ---     ---
                              2,541     4,997        291     847

Minority interest in loss of
 subsidiary                      95       143         -       -
                              -----     -----        ---     ---
    Net loss                $(1,844)   (3,926)       (47)   (142)
                              =====     =====        ===     ===
Net loss per
  common share              $  (.21)     (.45)      (.01)   (.02)
                                ===       ===        ===     ===
Weighted average common
 shares outstanding       8,896,000 8,732,000  7,607,000 6,671,000
                          ========= =========  ========= =========
       -------------------------------------------------------------------
                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                  Nine Months Ended September 30, 1997 and 1996


UNAUDITED
                                      1997               1996
                                       (amounts in thousands)
Retained deficit as of January 1  $ (2,721)            (2,713)

Net loss for the period             (3,926)              (142)
                                     -----              -----
Retained deficit
 as of September 30              $  (6,647)            (2,855)
                                     =====              =====


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996


UNAUDITED
                                                  1997           1996
                                                (amounts in thousands)
Cash flows from operating activities:
   Net loss                                    $(3,926)          (142)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depletion, depreciation and amortization      247            176
     Expenses paid with stock                       23             -
    Interest expense related to debt discount    1,801             -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                               (469)            70
        Inventories                               (712)            -
        Other assets                              (843)          (345)
        Purchase of marketable securities           -            (714)
        Sale of marketable securities            1,135             -
      Increase (decrease) in:
        Accounts payable                            73             82
        Other liabilities                           34             -
                                                 -----            ---
Net cash  used by operating activities          (2,637)          (873)

Cash flows from investing activities:
    Collection on notes receivable                  50             22
    Notes receivable funded                        (50)           (70)
    Excess of cash over net assets paid
     in acquisition of subsidiary               (1,503)            -
    Capital expenditures                        (2,857)          (253)
                                                 -----            ---
        Net cash used in investing activities   (4,360)          (301)

Cash flow from financing activities:
    Proceeds from issuance of common stock          42          1,089
    Proceeds from convertible debentures         6,685            900
                                                 -----          -----
     Net cash provided by financing activities   6,727          1,989

Increase (Decrease) in cash                       (270)           815

Cash and cash equivalents at beginning of period   586            262
                                                   ---            ---
Cash and equivalents at end of period         $    316          1,077
                                                   ===          =====

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1997

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1996 Form 10-KSB, as amended.

(2)  Acquisition of ADA Environmental Solutions
On  April  30,  1997, Registrant acquired a 51% interest in ADA  Environmental
Solutions LLC ("ADA") through the purchase of an additional 46.2% interest from ADA. Registrant had previously purchased a 4.8% interest in ADA in February 1997 by payment to ADA of $400,000. The 46.2% interest was purchased by payment to ADA of $500,000 and a non-interest bearing promissory note in the amount of $1,600,000. As of September 30, 1997 the note has been reduced to $895,000. Registrant also obtained an option to acquire the remaining 49% interest in ADA exercisable for a six month period commencing May 1, 1998. The option is exercisable by issuance of 1,715,600 shares of Registrant's common stock in exchange for all the outstanding stock of ADA-ES, Inc., a Colorado corporation, whose only asset is the remaining 49% interest in ADA.

The operating agreement of ADA provides that a member's percentage interest for purposes of voting and ownership of assets is to be based on the ratio of its capital contributions to the total capital contributions in ADA. In accordance with such provisions, Registrant has an 83% voting and asset ownership interest in ADA, but a 51% interest in ADA's net profits/losses. The acquisition has been accounted for using the purchase method and the accompanying consolidated financial statements include the results of ADA from April 30, 1997. The following pro forma amounts show the results of operations as if the above described acquisition had occurred on January 1, 1997. ADA had no significant operations for the 1st nine months of 1996.
               Revenues             $ 1,168,000
               Net loss            ($ 4,200,000)
               Loss per share      ($  .48)


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital Resources

Management believes that existing working capital and proceeds from recent sales of convertible debentures are sufficient to fund the conclusion of start-up activities and the achievement of routine production at the Calgary purified phophate plant. In October, Registrant sold convertible debenture totaling $2.1 million and exercised the option it held to restructure the Extraction Plant Liability by payment of $1.15 million (the "Yankee Option"). The remaining funds will provide working capital for ADA and Calgary
operations.    Positive  cash  flow  from  Registrant's  planned  consolidated operations are anticipated to be achieved in by the end of the 4th quarter  of
1997.   The  achievement of such positive cash flow is dependent upon  several factors including successful commercialization of the phosphate purification process in Calgary and ADA's flue gas conditioning technology, success in marketing those products, and the effect of competition, any of which could delay or frustrate such achievement. Additional funds may be required to meet
the   further  obligations  associated  with  the  ADA  acquisition,   further
exploration  work  on  the Cerro Gordo property, and any expanded  exploration
activities  in  Venezuela.   Private placements of common  stock,  convertible
debentures and bank borrowings may be evaluated to fund such requirements. Since the beginning of 1997, Registrant has issued $8,785,000 of convertible debentures and received net proceeds of $7,906,000.

The Calgary facility is currently at the end of the start-up phase for the production of purified phosphate products, and has demontrated the capability of producing well above the planned initial annual production rate of 18,400 tons of product. Sales of products are increasing as market acceptance is being achieved and product quality is improving.

ADA has received purchase orders for the first three full-scale commercial applications of its proprietary air pollution control technology. Mississippi Power and Wisconsin Power and Light have ordered units to be installed in the November and December of this year. Based on the success of recent full-scale demonstrations, several other utilities have requested bids. Contracts with the above mentioned companies are expected to generate revenues of approximately $3,000,000 in 1998.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities which have been minor thus far in 1997. Activities planned on the existing contract and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant plans to raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flows from operations totaled a deficit of $2,637,000 for the first nine months of 1997 as compared to a deficit of $ 873,000 for the same period in 1996. Cash flows from investing activities included funding of a note receivable of $50,000, capital expenditures of $2,857,000, and payment in excess of net assets associated with the ADA acquisition of $1,503,000. Cash flows from financing activities include proceeds from issuance of common stock of $42,000 and proceeds from convertible debentures of $6,685,000.

Results of Operations
Registrant recognized sales totaling $826,000 for the 1st nine months of 1997 from production at Calgary and ADA. No such amounts were recognized in 1996. Registrant recognized $632,000 in revenue from the production and sale of gold and silver from its royalty in the San Luis gold mine in the first nine months of 1996. Production from the mine ended in November 1996. Other income increased from $73,000 in the 1st nine months of 1996 to $102,000 in the same period in 1997 and includes rental income, which increased slightly from 1996 due to increased charges to tenants, interest income earned from investment of funds on hand, and $30,000 from settlement of a legal action.

Cost of goods sold and operating expenses as well as selling, general and administrative expenses increased significantly in the 1st nine months of 1997 as compared to 1996 as the result of addition of ADA, increased staff and activities related to the start-up of the Calgary facility and Registrant's increased investor relations activity.

Interest expense recognized in 1997 includes a $1,801,000 non-cash charge representing the discount from market price the holders of certain convertible debentures may recognize upon conversion of their debt to shares of Registrant's common stock. An additional non-cash charge of $768,000 will be recognized in the fourth quarter as a result of additional sales of convertible debentures. Management of Registrant believes that the proceeds received from the convertible debentures and the discount offered on conversion of the debt is a fair representation of the net proceeds the Registrant would otherwise expect to receive from an equity offering of a like number of shares after consideration of all associated commissions, costs and expenses.

As a result of exercising the Yankee Option, Registrant will recognize an extraordinary gain of $3.3 million in the fourth quarter of 1997.

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

                                                Earth Sciences, Inc.
                                                     Registrant
Date:   November  11,  1997                  /s/  Mark  H.  McKinnies
                                             Mark H. McKinnies
                                             President  and  Chief   Financial
                                             Officer