Form 10KSB
period 1997-12-31
EARTH SCIENCES INC
filed 1998-03-31
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                    910 12th Street, Golden, Colorado 80401
                    ---------------------------------------
                    (Address of principal executive offices,
                               including Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $ 1,578,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 6, 1998 was $22,263,000.


Number of shares outstanding of registrant's Common Stock, one cent par value as of March 6, 1998 - 16,264,716.


DOCUMENTS INCORPORATED BY REFERENCE :
None

Transitional Small Business Disclosure Format:  Yes     No   X
                                                    ---     ---

                                     PART I

Item 1.  Description of Business
This Annual Report may contain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933. Such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." .

     (a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is a diversified mineral exploration and development company specializing in chemical processing, air pollution control and mineral exploration. Production of purified phosphate products in Calgary commenced in June 1997. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. Current major activities of the Company include the operation of its recently modified solvent extraction facility in Calgary, Alberta for production of purified phosphate products; flue gas conditioning technology for coal-fired boilers and other applications provided through ADA Environmental Solutions LLC ("ADA"), a majority-owned subsidiary; and continued exploration activities for diamond and gold resources in Venezuela.

During 1997, ESI (1) acquired a majority equity interest in ADA, which signed contracts to provide three flue gas conditioning units to utilities in Wisconsin and Mississippi; (2) commenced production of purified phosphate products at its solvent extraction facility in Calgary, Alberta, Canada; (3) exercised its option to settle the $9.4 million liability associated with the Calgary facility, recognizing an extraordinary gain of approximately $2.2 million in the fourth quarter; (4) continued exploration activities for gold resources in Venezuela including its land contract covering approximately 1200 acres; (5) performed limited exploration work on the Cerro Gordo gold/silver property in Inyo County, California; (6) issued $8,785,000 in convertible debentures to fund its activities; and (7) maintained its position in several mineral resources and prospects in the Western US.

Thus far in 1998, ESI has (a) acquired exclusive rights to explore and mine the CODSA 14 concession in Venezuela; (b) given written notice of its intent to terminate funding of activities at the Cerro Gordo property; and (c) issued approximately $3.1 million in convertible debentures. In addition, ADA has commenced operation of its unit at Wisconsin Power and Light's Columbia Energy Center, one of two units in Mississippi, the second of which is expected to start up in April, and was awarded a contract to install a unit at Portland General Electric's Boardman plant. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

On April 30, 1997, ESI acquired a majority equity position in ADA by payments to ADA of $900,000 in cash and a promissory note in the amount of $1,600,000. ESI also acquired an option to purchase the remaining equity in ADA by the issuance of 1,716,000 shares of its common stock exerciseable during a six month period commencing May 1, 1998. In December 1997, ADA delivered its first three commercial units; one to Wisconsin Power and Light Company ("WPL") and two to Mississippi Power Co. ("MPC"), in accordance with contract terms. Injection of chemical at the WPL installation commenced in January, 1998 and was suspended after concerns arose from the results of co-injection of other chemicals. The WPL unit went back on line in the first half of February 1998 and has been operating satisfactorily since that time. One unit at MPC commenced injection in the first half of March 1998, while the second unit is awaiting completion by MPC of necessary electrical and piping connections. Based on the current schedule for completion of these items, the remaining unit is expected to be placed in operation in April. Although tests over several months were performed satisfactorily at other utility companies, there can be no assurances that any of the units will perform as anticipated.

ESI's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feed stock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility is routinely producing technical grade phosphoric acid and steps are underway for production of food grade product targeted for completion by the end of the second quarter in 1998. Production and sales of products have been increasing monthly as ESI establishes and expands its market position. ESI intends to pursue the recovery of other valuable elements in the feed stock once routine production and cash flow are achieved. Initial investigation of such recovery potential is estimated to cost between $20,000-$50,000 and is expected to be funded out of internally generated cash flow. There can be no assurances that Registrant will be able to achieve its anticipated goals.

In January 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option for $100,000 to terminate their liability position in the Calgary facility recorded in the consolidated financial statements at $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium. In October 1997, ESI exercised the option by paying the Yankee Companies $1,150,000 and granting them a 10 year non-cost bearing net profits royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty are capped at a total of $4.85 million, and ESI can purchase the royalty interest for $3 million plus $50,000 per year after the exercise date to a total of not more than $3,250,000.

During 1997, through ESI's Venezuelan company, VENESI, ESI continued gold exploration and development activities in Venezuela. ESI also owns 83% of another company, Minera Antabari C.A. ("Antabari"), which received a contract on a 1200 acre site on the Guyana Shield in March 1992. To date, geologic mapping, geochemistry of drainages, soils and old workings, and detailed trenching and pitting of several mineralized zones has been performed. VENESI is discussing further exploration work at this contract area with third parties. Three other contracts were filed for in 1994 and refiled in 1995 with the Venezuelan Ministry of Energy and Mines ("MEM"). VENESI is awaiting response from MEM on these filings. Several other sites with existing MEM concessions are being evaluated, and VENESI is negotiating with the current concession holders to obtain rights to further explore these areas. In 1998 VENESI expects to conduct surface exploration on the concessions, currently filed for, when they are granted, and other areas, if any, obtained from ongoing negotiations.

In January 1998, ESI and VENESI signed a letter agreement with CODSA 14 S.A. to acquire exclusive rights to explore and mine its diamond concession. Located in southeastern Venezuela near the Brazil border, the concession covers 6,177 acres (2,500 hectares). Exploratory mining of the alluvium on the concession has recently produced diamonds in the two to five carat range in addition to minor gold production. ESI is obligated to make payments of cash and stock valued at a total of $50,000 during the 6- 8 month exploration period, after which it will have earned the exclusive right to lease the concession. The lease terms call for a sliding scale royalty that ranges from 5-20% based on the size and grade of the diamonds mined. ESI expects to continue exploration and exploration mining of the concession while it evaluates other potential in the area.

In 1996, ESI entered into an agreement with Martin Trost Associates ("MTA"), a Colorado joint venture, which will allow it to earn up to an 80 percent working interest in the Cerro Gordo property in Inyo County, California. In January 1998, after receiving the evaluation and analysis of trench samples taken on the property, ESI gave the required 30 day notice of its intent to cease funding of the joint venture activities at the property. The trench results did not demonstrate sufficient continuity in gold-bearing mineralization in ESI's evaluation to warrant further exploration efforts given currently weak gold prices.

During 1997, ESI issued $8,785,000 of convertible debentures (the "Debentures") for which ESI received net proceeds of approximately $7.9 million. Interest on the Debentures is payable quarterly. Of the total Debentures, $7,785,000 bear interest at 4%, are convertible at any time following 45 days after the issuance thereof, and mature on March 31, 1998 with regard to $550,000, August 31, 1998 with regard to $1,990,000, October 31, 1998 with regard to $2,100,000, and March 31, 1999 with regard to the balance of $3,145,000. The $7.8 million of Debentures are convertible into shares of common stock based on a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $3.25 per share. The remaining $1,000,000 in Debentures bear interest at 10%, are secured by certain assets of ESI, are convertible at a weighted average rate of $3.12 per share and mature on March 31, 2000. ESI is required to register the shares underlying the Debentures, and may repurchase the $7.8 million in Debentures at a 25% premium under certain circumstances. As of March 19, 1998, $7,744,000 of the Debentures had been converted to common stock.

In January and February 1998, ESI issued $3,080,845 of 4% convertible debentures (the "1998 Debentures") for which ESI received net proceeds of approximately $2,830,000. Interest is payable quarterly. The 1998 Debentures are convertible at any time following 45 days after the issuance thereof and mature on January 31, 1999. The Debentures are convertible into shares of common stock based on a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $2.00 per share. ESI is required to register the shares underlying the Debentures, and may repurchase the Debentures at a 25% premium under certain circumstances.

     (b) Business of Issuer.
Registrant is a diversified mineral exploration and development company with production of purified phosphate products in Calgary, and through ADA provides proprietary flue gas conditioning technology for air pollution abatement. Registrant owns a processing facility in Calgary, Alberta, Canada which recovered uranium oxide from phosphoric acid and for which the production of purified phosphate products commenced in June 1997; a majority interest in ADA; alunite properties which contain alumina, sulfur and potash; other domestic properties containing gold, vanadium and phosphate; and controls prospects containing copper, molybdenum, silver, lead and zinc.

Registrant, through its 100% ownership of Recursos Minerales VENESI C.A. ("VENESI"), 83% ownership in Minera Antabari C.A. ("Antabari") and its 67% ownership in Recursos Minerales ESIGEO C.A. ("ESIGEO") is exploring, evaluating, acquiring and plans to develop diamond and gold resources in Venezuela.

                      Calgary Solvent Extraction Facility
In 1997, ESI commenced production of purified phosphate products at the facility. The facility currently produces purified phosphoric acid (PPA) and by-products. Earth Sciences Extraction Company ("ESEC"), a wholly-owned Canadian limited partnership of ESI, operates the solvent extraction facility in Calgary, Alberta.

ESEC's Facility
The phosphoric acid treatment facility was maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC modified the facility to purify superphosphoric acid ("SPA") to a technical grade PPA and manufacture by-products. ESI has negotiated a renewable annual supply contract with Farmland Industries ("Farmland") and a supply arrangement with Agrium U.S. Inc. ("Agrium") to supply the estimated requirement of SPA. The contract with Farmland contains provisions that allow extension of the contract in the future or termination upon a 90 day written notice. There can be no assurances that the Company will be able to extend this contract and supply arrangement in the future and/or obtain sufficient quantities of SPA at reasonable prices. In the future, it is anticipated that phosphate rock from an open pit deposit owned by ESI may be processed under a tolling arrangement to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid
Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. ESEC competes with four North American PPA producers in the estimated 700,000 tons P2O5 industrial market where an estimated 200,000 tons P2O5 of direct consumption PPA is sold. ESEC is the sole producer in Canada and the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. ESEC is marketing PPA by attempting to match other producers' quality but with lower prices and improved service. If and when routine levels of production are achieved, it is anticipated that cost advantages will be realized from the use of less expensive purification through solvent extraction and lower freight costs. By-products are being sold in local fertilizer markets. All of the facility's production is being marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose principals have over 60 years of combined experience in the marketing and distribution of industrial and agricultural chemicals. The agreement is for an automatically renewing one-year term where TKI receives a commission of between $2.00-$5.00 per ton of product sold. A prepayment of $100,000 toward such commission was made in 1997, consisting of 50% cash and 50% stock. There can be no assurances that actual sales recognized by ESEC will equal the anticipated volumes.

The growth and profitability of operations at the ESEC facility in Calgary are dependent upon, among other things, the sale of purified phosphate products to chemical distributors and customers. Registrant has limited experience in marketing industrial chemicals and is relying on consultants and others to initiate and maintain sales contacts. PPA is not typically sold under long-term contracts, and Registrant does not have any long-term commitments to purchase its planned products. There can be no assurances that Registrant will be successful in its future sales efforts.

Solvent Extraction Process
The facility produces PPA using an environmentally clean solvent extraction process employing tributyl phosphate with a kerosene diluent. The basic process is well established in the industry and believed by ESEC to be free of patent conflicts. The ESEC process was verified for several feedstocks by numerous laboratory bench tests and continuous recycle pilot plant runs. The studies show that a competitive PPA can be produced from any fertilizer grade phosphoric acid feedstock with extraction efficiencies of 70 to 90%. The remaining material is being sold in local markets for its contained phosphate values. ESEC believes that no significant waste will be generated at the ESEC facility. However, the ESEC process has not been proven on a long-term commercial basis at the Calgary plant. Although ESI has performed numerous bench-scale and pilot plant test of the process, there can be no assurances that the process will yield satisfactory results when employed on a continuing commercial scale.

Geographic Expansion
The growth and profitability of operations at the solvent extraction facility in Calgary will be dependent upon, among other things, the ability to become the predominate supplier of PPA in the geographic region surrounding Calgary and on the US West Coast, and to sell on an increasing basis to the Minneapolis/Chicago area. There can be no assurance that ESEC's efforts to expand sales can be accomplished on a profitable basis.

Competition
ESEC's purified phosphate products will be sold in markets that are highly competitive. The principal competitive factors include product quality, price and distribution capabilities. There can be no assurances that ESEC will be able to compete successfully against current and future competitors based on these factors. ESEC will compete with several domestic and international producers, many of whom have substantially greater financial, production, distribution and marketing resources than ESEC. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse affect on the ESEC business, financial condition and results of operations.

If there is no demand, or the demand is less than projected, for ADA's services for flue gas conditioning, Registrant will not recognize the synergies expected from its acquisition, because ADA will not be able to utilize Registrant's purified phosphate products.

                          ADA Environmental Solutions
In 1997, ESI acquired a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition agreement, signed April 30, 1997 provided for (i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes to be paid at the scheduled closing, for the acquisition of an additional 46.2% interest in ADA, and (iii) an option to acquire the remaining equity interests (49%) in ADA exerciseable during the six months following May 1, 1998 by issuance of 1,716,000 shares of stock. Although at the current time ESI intends to exercise its option, the principals of ADA have an option to require ESI to sell its 51% interest in ADA for the price paid by ESI plus interest in the event ESI does not exercise its option.

The acquisition was prompted by synergism involving products produced by the solvent extraction facility in Calgary. ADA utilizes product from the Calgary facility and other sources in a new proprietary technology designed to reduce particulate emissions from plants burning low-sulfur coal.

ADA's Technology and Services
ADA has developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. ADA, through various suppliers and contractors, manufactures engineered skids for each individual application. The skids mix, pump and monitor the feed of a proprietary chemical blend. The chemical blend is applied to the flue gas stream by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein by decreasing particle resistivity and increasing particle cohesion. These alterations allow the existing electrostatic precipitator (ESP) or baghouse to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in both sulfur dioxide and nitrogen dioxide. ADA's technology also has application in the cement and petroleum industries where particulate emissions are being or need to be controlled.

Market for ADA Services
It is expected that the 1990 Clean Air Act Amendments will result in as many as 600 coal-fired utility boilers switching to low-sulfur coal by the year 2000 to meet the more stringent sulfur dioxide emission standards. Utilities that switch to low-sulfur coals will generally require flue gas conditioning to meet the federal standards unless they make costly equipment changes. ADA has entered this market with its proprietary non-toxic chemical conditioner, which offers both technical and economic advantages over the hazardous chemicals currently being used. ADA's own sales staff markets its technology through trade shows, mailings and direct contact with potential customers.

Competition
ADA's primary competition is the conventional flue gas conditioning technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The competitive advantages of ADA's conditioning technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site.

Patents Pending
ADA has filed for three patents related to different aspects of its technology. The patent applications are in various stages of review. ADA does not consider the granting of any patents on such applications as critical to the ongoing conduct of its business.

                           Venezuelan Gold Activities
ESI commenced initial exploration activities in Venezuela in the fall of 1988. No proven commercially viable reserves have been discovered on the properties discussed.

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

SAMI Area Contract
Antabari was formed in 1991, a Venezuelan company of which ESI owns 83%. In November 1991, Antabari filed for a contract with CVG for 488 hectares to be explored and exploited for gold. The area, called SAMI for San Miguel, is located southeast of the town of Upata, Bolivar state, Venezuela in the open country of the savannas, and is readily accessible from established roads. The contract, which was issued in March 1992, provides a two year period for exploration work and to prepare a plan for exploitation. An extension has been granted to complete further exploration work. The contract requires certain financial guarantees with regard to exploration and reclamation, and requires that the area be reduced by one-half at the end of the exploration period.

Antabari has performed geologic mapping, geochemistry of drainages, soils and old workings, and trenching of several mineralized zones. One such zone has a continuity of over 600 feet with a width of 40 feet and has yielded values of up to 1.6 ounces per ton of gold. Additional sampling and analysis from extensive pitting show a large (8 acre) anomalous gold area, clearly open to the north and east. Drilling and further sampling will be necessary to determine the potential of the area. ESI is evaluating this next phase and/or a sale to third parties at this time.

Pending Applications
In 1994, formal applications were made to CVG, which in 1995 have been renewed in applications to MEM, to acquire exclusive mineral exploration rights on three new land areas located in the Bolivar state in southeastern Venezuela. ESI has been advised that the filings establish priority for the areas sought. The

Company is very optimistic about the potential these areas hold for further gold exploration and exploitation. The areas were first identified as potential targets through regional geochemistry that defined anomalous occurrences of gold and associated minerals, and legends of past production by primitive methods which have historically been key to exploration in remote areas. Queries of natives and sampling of stream sediments has allowed selection of the best targets from a 130 square km area that was investigated.

Each of the three application areas cover 500 hectares (approx. 1200 acres). The first concession area is known as Apicharai, located about 165 km from the town of La Paragua on a small tributary to the Antabari river with a history of panning and small scale hydraulic mining. The second concession area, known as Man-cai, is located in a remote area near the Brazilian border accessible by boat from the La Paragua river. The third concession area, known as Manaima, is located 50 Km from the town of La Paragua.

Specific work programs are being formalized for initial detailed exploration of the above mentioned areas. The plans provide for the building of an airstrip to facilitate access and transportation of equipment into Apicharai, Man-cai and other prospects. Access is now being accomplished via river routes.

The primary objectives of the 1998 plans are to determine as quickly as possible the nature and extent of diamond and gold mineralization on the CODSA 14 concession and the anticipated new land concessions, and to continue to define those additional areas where future filings will be made. Activities may include pitting, surface geochemistry, geologic mapping and trenching.


                 Mineral Properties and Other Business Matters
During 1997 Registrant maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below).

Raw Materials. Raw materials, as the term is generally used, are not essential to Registrant's mineral acquisition and development activities performed for its own account. However, Registrant's commercialization of its properties is dependent upon securing adequate supplies of energy and water. Continued production of PPA at the Calgary facility will require adequate supplies of SPA feedstock. Adequate supplies of this material are currently available in the required quantities and at reasonable prices. There can be no assurance that such availability will continue in the future.

Patents, Licenses and Franchises Registrant holds no patents, licenses, franchises or land contract which it considers material in light of its other assets. However, Registrant holds for itself, and in association with others, Federal Potassium Prospecting Permits, State Potash and Alunite Leases, Federal Potassium Preference Right Leases and Applications, Federal Phosphate Prospecting Permits, Federal Phosphate Leases, State Phosphate Leases, fee mineral rights and other exploration and mineral interests which are the basis for Registrant to explore and develop the properties subject thereto. In certain instances such mineral interests give preferential leasing rights to Registrant upon location and demonstration to the US Geological Survey Conservation Division that the deposit is a "valuable, workable deposit in commercial quantities".

Competition and Scarcity of Mineral Lands. Many companies and individuals are engaged in mineral exploration and development, including large, established mining companies with substantial capabilities and long earnings records. There is a limited amount of desirable mineral lands available for claim staking, lease or other acquisition in the United States ("US"), Venezuela and other areas where ESI contemplates conducting exploration activities. ESI may be at a competitive disadvantage in acquiring mineral properties since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than ESI. From time to time, specific properties or areas, which would otherwise be attractive to ESI for exploration or acquisition, are unavailable due to their previous acquisition by other companies.

Fluctuation in the Price of Minerals. The market price of minerals is extremely volatile and beyond the control of ESI. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on ESI's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of ESI's properties which are being explored or developed for that mineral could also drop dramatically, and ESI might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $300 per ounce and $384 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. ESI is not involved in, nor does it expect to enter into any hedging activities

Environmental Controls. Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may necessitate significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in ESI's intended activities. The Secretary of the Interior has directed the BLM to propose amendments to surface management regulations that impose more stringent reclamation and environmental protection requirements on mining operations. The extent of the changes, if any, which may be made by the BLM is not presently known, and the potential impact on ESI as a result of future regulatory action is difficult to predict. New or different environmental standards imposed by any governmental authority in the future may adversely affect the ESI's activities.

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

Uncertainty of Title. Several of the ESI's mining properties which are in the United States are unpatented mining claims to which ESI, or those under which ESI holds its rights, has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1, 1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a rental fee of $100 per claim per year for each assessment year instead of performing assessment work. State law may, in some instances, still require performance of assessment work.

The present status of the ESI's properties as unpatented mining claims located on public lands of the U.S. allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. Accordingly, with an unpatented claim, the U.S. retains many of the incidents of ownership of land, the U.S. regulates use of the surface, and ESI remains at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to locations and maintenance of the claims. If there exists a valuable deposit of locatable minerals (which is the requirement for the unpatented claim to be valid in the first place), and provided certain levels of work and improvements have been performed on an unpatented mining claim, the Mining Law of 1872 authorizes claimants to then seek to purchase the full title to the claim, thereby causing the claim to become the private property of the claimant. Such full ownership expands the claimant's permissible uses of the property (to any use authorized for private property) and eliminates the need to comply with maintenance and reporting requirements necessary to protect rights in an unpatented claim. At present there is a statutory moratorium in effect prohibiting the Department of Interior from accepting and processing new applications for purchase of fee title to mining claims. The moratorium is likely to continue indefinitely but does not affect the ability to hold and develop valuable deposits by means of unpatented mining claims.

Proposed Legislation Affecting the Mining Industry. For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress, which would supplant or radically alter the provisions of the Mining Law of 1872. As of December 31, 1997, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. ESI's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $300 per ounce, would have an approximated $9 to $12 per ounce impact on ESI's costs of any production from unpatented mining claims.

Uncertainty of Funding for Exploration. ESI has funded much of its exploration and acquisition activities through joint venture arrangements, which minimize the cost of such activities to ESI and allow it to explore and acquire a greater number of properties than it would otherwise be able to explore or acquire on its own. ESI has also funded a portion of its exploration activities without joint venture participation, resulting in increased costs to ESI. ESI has been successful in raising such funds for its exploration activities. Additional funding from existing partners or third parties, however, may be necessary to conduct detailed and thorough evaluations of, and to develop certain properties. ESI's ability to obtain this financing will depend upon, among other things, the price of gold and the industry's perception of its future price. Therefore, availability of funding is dependent largely upon factors outside of ESI's control, and cannot be accurately predicted. ESI does not know from what sources it will derive any required funding. If ESI is not able to raise additional funds (as to which there can be no assurance), it will not be able to fund certain exploration activities on its own.

Uncertainty of Development and Operating Property Economics and Ore Grades at Development Properties. Decisions as to whether any of the mineral development properties which ESI now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should therefore be sold or brought into production, depend upon the results of exploration programs and/or feasibility analyses and the recommendations of duly qualified engineers or geologists. Such decisions involve consideration and evaluation of several significant factors, including, but not limited to, the (a) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies and construction of production facilities, (b) availability and costs of financing, (c) ongoing costs of production, (d) market prices for the mineral to be produced, and (e) the amount and grades of reserves or mineralized material. There can be no assurance that any of the development properties now held by ESI, or which may be acquired by ESI, contains a commercially minable mineral deposit, and therefore no assurance that ESI will ever generate a positive cash flow from the sale of or production operations on such properties. In addition, once a property is sold with a retained royalty or placed into production, risks still exist that the amount and grade of its reserves will not actually be as predicted. To the extent that lower amounts and/or grades of reserves are experienced, costs per unit produced and profitability can be adversely affected. Depending upon the extent of such an effect in any of ESI's properties, ESI could incur a writedown on its investment in any such property.

Seasonality of Activities. The activities of Registrant performed for its own account are not seasonal, although winter weather may limit certain activities.

Dependence on Major Customers. Registrant's mineral exploration and property acquisition activities are not dependent upon one or a few major customers. The search for and commercialization of economic mineral deposits is highly competitive. Large companies having greater financial resources than Registrant and many small mining companies are active in acquiring, evaluating and developing mineral resource prospects in the western United States and Venezuela.

Research and Development Activities. Registrant spent approximately $98,000 and $109,000 on research and development activities related to the Calgary extraction facility during 1997 and 1996, respectively. ADA spent approximately $127,000 on research and development activities related to further development of its technology during 1997.

Employees. As of December 31, 1997 Registrant employed 5 personnel at its Golden, Colorado, offices and 25 full-time at the Calgary facility. ADA employs 12 people at its offices in Littleton, Colorado and 2 others at locations in Alabama and New Hampshire. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2.  Description of Property.
Registrant owns, controls and participates with others in mineral property interests and mineral property exploration and development programs in Colorado, Idaho, Montana, Nevada, Utah, and Venezuela. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits are commercially viable. In-house studies for several of the undeveloped properties indicate technical and economic feasibility, although Registrant is not currently pursuing development of any of its exploration properties at this time. The following is summary information regarding Registrant's principal properties. For purposes of this item, Mineral Deposit or Mineralized Material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Exploration Properties
(a)Vanadium/Phosphate Properties.
Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, Federal leases and lease applications and leases with private parties. The properties are located near Paris and Bloomington , Idaho and cover approximately 3,000 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower
(main)  bed  material  is  calculated  to be 30% P2O5  over a 6 foot  thickness.

Metallurgical test work on the vanadium bed has resulted in a patent being issued to Registrant regarding the extraction techniques which were developed as a result of such work. Economic feasibility calculations show that production of vanadium from the property is commercially feasible. Registrant is investigating plans for development of the property, however there can be no assurance that marketing and financing arrangements can be obtained. This deposit may provide a source for the purified phosphoric acid production at the Calgary facility (See
Item 1(a) above).

(b)  Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 1997.

(c)  Alunite Resources.
Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur. Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under Section 4 of the Leasing Act of February 7, 1927.

     (1) "LC" Alunite Property.
The property is located inn southwestern Colorado, about 7 miles south of Lake City, Colorado and consists of approximately 1,667 acres. Results of exploration work to date show a total of 61.1 million tons of mineralized material. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).

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

     (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 1997. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties
(d) San Luis Property.
Registrant owns an 800 acre site near San Luis, Colorado on which gold mining was conducted from 1991 through 1996 and from which Registrant received royalty income during that period. Mining and milling activities were completed in 1996. The property was reclaimed in accordance with the plan approved by the State of Colorado during 1997. Registrant is evaluating alternatives for sale or development of the real estate value of the property.

(e) Calgary Solvent Extraction Facility.
Registrant owns a hydrometallurgical solvent extraction facility which was used to extract uranium from phosphoric acid from June 1983 through September 1987, when the adjacent phosphoric acid fertilizer plant supplying feed stock shut down. (See Item 1(a) and 1(b) above). The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12 acre site leased from the adjacent landowner.

Item 3.  Legal Proceedings.
Registrant knows of no reportable pending legal matters involving Registrant or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
(a)  Market Information.

Registrant's common stock trades on The NASDAQ Small-Cap Market under the symbol ESCI.

                                 Price  Ranges (closing high and low bids)
                                       1997                      1996
1st Quarter                     $ 2.94   -  3 94           $ 1.63  -  2.56
2nd Quarter                       2.69   -  3.69             1.63  -  4.31
3rd Quarter                       2.06   -  3.13             1.50  -  3.75
4th Quarter                       1.06   -  2.19             1.75  -  3.88

The price ranges shown are based on NASDAQ quotations as reported by the National Association of Securities Dealers, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one cent par value of Registrant as of March 13, 1998 was approximately 1,870, which number excludes "street name" holders.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The terms of the $1,000,000 debenture with Tectonic Construction Co. prohibit the payment of dividends without obtaining a written waiver.

(d) Recent Sales of Unregistered Securities.
See Items 1(a) and (b) above for a description of the convertible debentures issued by Registrant in 1997 and in January and February of 1998. The debentures were sold to a limited number of accredited investors pursuant to the exemption provided by section 4(2) of the Securities Act of 1933. As of March 19, 1998, $7,744,000 of such debentures issued in 1997 had been converted to 7,100,144 shares of Common stock of Registrant. As of that date, none of the debentures issued in 1998 had been converted. Placement fees totaling $630,000 in cash and 77,850 shares of stock were paid in connection with the convertible debentures.

In January 1997, Registrant sold 20,000 shares of its common stock for cash consideration of $41,720 to an accredited investor in reliance upon the exemption provided by section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. This Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements may be found in this section and under the heading "Description of Business." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business."

                        Liquidity and Capital Resources
Management believes that existing working capital and recent private placements of convertible debentures are sufficient to the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both anticipated during 1998. The achievement of such positive cash flow is dependent upon several factors including continued improvement of product quality in Calgary, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the unit currently operating at WPL and the successful startup and operation of the 2 units at MPC, delay or unsatisfactory operations at any of which could delay or frustrate such achievement.. Additional funds may be required to fund expanded exploration activities in Venezuela (see Item 1(b) above). Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $2.8 million from the issuance of convertible debentures in the first quarter of 1998 (see Item 1(a) above).

Based on current estimates, the Calgary facility will require approximately CDN. $500,000 (U.S. $350,000) to finalize modification for the production of food grade phosphoric acid. Registrant expects to finance those requirements from existing working capital.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on CODSA 14, the existing SAMI contract and on those concessions expected to be acquired in the future can be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow used in operations totaled $3,178,000 for 1997 versus $893,000 for 1996. Cash flow from investing activities for 1997 included funding and collections on notes receivable of $50,000, capital expenditures of $3,154,000 and the purchase of investment in ADA of $417,000. Cash flow from financing activities in 1997 consisted of payments on restructuring of extraction plant liability of $1,250,000, payments on notes payable and long-term debt of $886,000, proceeds from the issuance of stock of $42,000 and proceeds from the issuance of convertible debentures and notes payable of $8,586,000. Cash flow from investing activities for 1996 included funding and collections on notes receivable of $70,000 and capital expenditures of $736,000. Cash flow from financing activities in 1996 consisted of payments on notes payable and long-term debt of $9,000, proceeds from the issuance of stock of $1,055,000 and proceeds from the issuance of convertible debentures of $899,000.

                             Results of Operations
Revenues from sales totaled $1,468,000 in 1997 with $945,000 of that amount from ADA and $538,000 from Calgary phosphate sales. ADA's revenues were less than anticipated due to delays in the installation of units at Wisconsin and Mississippi. Sales of phosphate products were also less than targeted because of the ADA delays and corrosion experienced in the Calgary facility that delayed the routine production of acceptable technical grade product. In 1991, royalty income from the San Luis gold mine commenced. Registrant recognized $692,000 in revenue from the production and sale of gold and silver from the property in 1996. Production from the mine ended in November 1996. Rental income increased slightly in 1997 due to increased charges to tenants. Other income increased in 1997 due to an increase in interest income earned from investment of funds on hand and a legal settlement in the amount of $30,000.

Operating expenses increased significantly in 1997 as start up expenses were incurred at activities related to both Calgary phosphate production ($1,561,000 of the increase) and ADA ($700,000 of the increase). Consolidated research and development increased to $225,000 from $109,000 in 1996. General and administrative expenses rose significantly in 1997 as a result of adding staff in Calgary for start-up activities ($342,000 of the increase), consolidation of ADA's start up activities ($699,000 of the increase), an increased investor relations program ($1,597,000 of the increase) and adoption of a sabbatical leave policy during 1997 ($200,000 of the increase).

Registrant's interest expense totaled approximately $3,062,000 for 1997 and only $82,000 for 1996. Interest expense includes approximately $20,000 in 1997 and $40,000 in 1996 from the consolidation of the Canadian subsidiary's and ADA's results. Included in interest expense for 1997 is a $2,595,000 non-cash charge representing the 25% discount from market related to the convertible debentures issued in 1997. Registrant will be required to recognize $1,027,000 in interest expense in the first quarter of 1998 as a result of the convertible debentures issued in January and February 1998.

Extraordinary gain from debt restructuring recognized in 1997 represents the difference between the recorded liabilities at the time of settlement with Yankee Companies of $9,382,000 and the settlement payments totaling $1,250,000 plus the remaining recorded liability of $4,850,000, net of income taxes of $985,000. Extraordinary gain from debt extinquishment recognized in 1996 represents the difference between the recorded liabilities at the time of settlement with Alberta Treasury of approximately $600,000 and the settlement payment of $76,000, net of income taxes of $159,000.

                           Impact of Year 2000 Issue
The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. Any of Registrant's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, Registrant determined that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computer systems will properly utilize dates beyond December 31, 1999. The Year 2000 Issue is not expected to have a material impact on the operations of Registrant. Registrant does not expect to incur any material expenses or costs related to the Year 2000 Issue.

Based on a review of the nature and quantity of transactions with significant suppliers and large customers to determine the extent to which Registrant is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, Registrant has concluded that it does not materially rely on third parties' systems for the continuance of its operations. However, there can be no guarantee that a failure to convert by another company, or a conversion that is incompatible with Registrant's systems, would not have a material adverse effect on Registrant. Registrant has determined that it has no exposure to contingencies related to the Year 2000 Issue for products or services it has sold.

                            New Accounting Standards
Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among their disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that the public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statements 130 and 131 are not expected to have a material impact on Registrant.

Item 7.  Financial Statements.
Index to Financial Statements
Independent Auditor's Report
Financial Statements:

  Earth Sciences, Inc. and Subsidiaries
     Consolidated Balance Sheet, December 31, 1997
     Consolidated  Statements of Operations,  For the Years Ended  December 31,
      1997 and 1996
     Consolidated Statement of Stockholders' Equity, For the Period from January
      1, 1996 to December 31, 1997
     Consolidated  Statements  of Cash Flows,  For the Years Ended  December 31,
      1997 and 1996
     Notes to Consolidated Financial Statements

                          INDEX TO FINANCIAL STATEMENTS




                                                                           PAGE
                                                                           ----

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - December 31, 1997..............................F-3

Consolidated Statements of Operations -
 For the Years Ended December 31, 1997 and 1996.............................F-4

Consolidated Statements of Changes in Stockholders' Equity -
 For the Years Ended December 31, 1997 and 1996.............................F-5

Consolidated Statements of Cash Flows -
 For the Years Ended December 31, 1997 and 1996.............................F-6

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado



We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
March 24, 1998

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                      $    332,000
    Trade receivables, with no allowance
     for doubtful accounts                                              826,000
    Costs in excess of billings on uncompleted contracts                338,000
    Inventories                                                         520,000
    Prepaid expenses and other                                          627,000
                                                                   ------------

             Total current assets                                     2,643,000


PROPERTY, PLANT AND EQUIPMENT, at cost                               20,458,000
    Less accumulated depreciation and amortization                   (5,250,000)
                                                                   ------------
             Net property, plant and equipment                       15,208,000
                                                                   ------------
EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED       1,438,000
                                                                   ------------
TOTAL ASSETS
                                                                   $ 19,289,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    876,000
    Accrued expenses                                                    423,000
    Billings in excess of costs on uncompleted
     contracts                                                          200,000
    Note payables - related parties                                     527,000
    Other current liabilities                                           186,000
                                                                   ------------
             Total current liabilities                                2,212,000

LONG-TERM LIABILITIES:
    Extraction plant liability                                        4,850,000
    Convertible debentures:
         Related party                                                1,000,000
         Other                                                        5,752,000
    Other liabilities                                                   544,000
                                                                   ------------
                                                                     12,146,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                            3,000

COMMITMENTS (Notes 2, 3, and 11)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 25,000,000
         shares authorized; 11,912,070 shares issued                    119,000
    Additional paid-in capital                                       12,261,000
    Accumulated deficit                                              (7,452,000)
                                                                   ------------
            Total stockholders' equity                                4,928,000
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,289,000
                                                                   ============


       See accompanying notes to these consolidated financial statements.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------

NET REVENUES:
    Sales                                            $ 1,468,000    $      --

    Royalty income                                          --          692,000
    Other income                                         110,000        106,000
                                                     -----------    -----------
             Total revenues                            1,578,000        798,000

COST AND EXPENSES:
    Operating                                          2,565,000        505,000
    General and administrative                         3,557,000        380,000
    Research and development                             225,000        109,000
    Depletion, depreciation and amortization             341,000        260,000
                                                     -----------    -----------
             Total expenses                            6,688,000      1,254,000
                                                     -----------    -----------

OPERATING LOSS                                        (5,110,000)      (456,000)

OTHER INCOME (EXPENSE):
    Interest expense                                  (3,062,000)       (82,000)
    Minority interest in loss of subsidiary              297,000           --
    Other, net                                          (139,000)          --
                                                     -----------    -----------
                                                      (2,904,000)       (82,000)

LOSS BEFORE EXTRAORDINARY ITEMS AND TAXES             (8,014,000)      (538,000)

    Income tax benefit                                   985,000        159,000
                                                     -----------    -----------

LOSS BEFORE EXTRAORDINARY GAIN                        (7,029,000)      (379,000)
                                                     -----------    -----------

    Extraordinary gain from debt restructuring
         (net of income tax of
         $985,000 and $159,000)                        2,298,000        371,000
                                                     -----------    -----------

NET LOSS                                             $(4,731,000)   $    (8,000)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE (Basic and Diluted):
    Before extraordinary item                        $      (.76)   $      (.05)
    Extraordinary Gain                                       .25            .05
                                                     -----------    -----------
             Net Loss Per Common Share               $      (.51)   $      --
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             9,290,000      7,186,000
                                                     ===========    ===========



       See accompanying notes to these consolidated financial statements.



                                           EARTH SCIENCES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                  COMMON STOCK           Additional                     Cumulative
                                                              --------------------        Paid-in       Accumulated     Translation
                                                              Shares        Amount        Capital         Deficit       Adjustments
                                                              ------        ------        -------         -------       -----------

BALANCES, December 31, 1995                                 6,354,000   $     64,000   $  6,390,000    $ (2,713,000)   $ (1,795,000)

    Debt converted to common stock                            883,000          8,000        891,000            --              --
    Officer/director debt converted to common
           stock                                              210,000          2,000        111,000            --              --
    Stock issued for cash, net of related costs               899,000          9,000      1,046,000            --              --
    Stock and options issued for services                     100,000          1,000        199,000            --              --
    Stock issued to employees for bonuses                       3,000           --            8,000            --              --
    Net loss                                                     --             --             --            (8,000)           --
    Foreign currency translation adjustment                      --             --             --              --           (33,000)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1996                                 8,449,000         84,000      8,645,000      (2,721,000)     (1,828,000)

    Debt converted to common stock                          2,620,000         26,000      3,900,000            --              --
    Officer/director debt converted to
           common stock                                       280,000          3,000        148,000            --              --
    Stock and options issued for services                     507,000          5,000      1,244,000            --              --
    Stock issued for cash                                      20,000           --           42,000            --              --
    Stock issued for partial interest
           in acquired subsidiary                              36,000          1,000        119,000            --              --
    Foreign currency translation adjustment                      --             --             --              --            (9,000)
    Transfer of foreign currency translation
           adjustment to additional paid-in capital              --             --       (1,837,000)           --         1,837,000
    Net loss                                                     --             --             --        (4,731,000)           --
                                                         ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1997                                11,912,000   $    119,000   $ 12,261,000    $ (7,452,000)   $       --
                                                         ============   ============   ============    ============    ============


                               See accompanying notes to these consolidated financial statements.

                                                         F-5




                                EARTH SCIENCES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                       -------------------------------
                                                                           1997                1996
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(4,731,000)        $    (8,000)
    Adjustments to reconcile net loss to net cash
         provided by (used  in) operating activities:
             Depletion, depreciation and amortization                      341,000             260,000
             Minority interest in loss                                    (297,000)               --
             Interest expense related to debt discount                   2,595,000                --
             Write-down of mineral properties                               87,000                --
             Gain on settlement of debt, net of income taxes            (2,298,000)           (371,000)
             Income tax benefit                                           (985,000)           (159,000)
             Expenses paid with stock and options                          427,000             208,000
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                         (521,000)            116,000
                      Inventories                                         (519,000)               --
                      Other assets                                         318,000            (387,000)
                      Purchase of marketable securities                       --            (3,084,000)
                      Sale of marketable securities                      1,135,000           2,424,000
                 Increase (decrease) in:
                      Accounts payable                                     624,000             145,000
                      Accrued expenses                                     524,000                --
                      Other liabilities                                    122,000             (37,000)
                                                                       -----------         -----------
         Net cash provided by (used in) operating activities            (3,178,000)           (893,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on notes receivable                                         50,000              70,000
    Notes receivable funded                                                (50,000)            (70,000)
    Capital expenditures                                                (3,154,000)           (736,000)
    Purchase of investment in ADA                                         (417,000)               --
                                                                       -----------         -----------
         Net cash used in investing activities                          (3,571,000)           (736,000)







                 See accompanying notes to these consolidated financial statements.


                                                 F-6



                               EARTH SCIENCES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (continued)

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        1997               1996
                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on restructuring of extraction plant liability          (1,250,000)              --
    Payments on notes payable and long-term debt                       (886,000)            (9,000)
    Proceeds from convertible debentures and notes payable, net       8,586,000            899,000
    Proceeds from issuance of common stock                               42,000          1,055,000
                                                                    -----------        -----------
         Net cash provided by (used in) financing activities          6,492,000          1,945,000


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   3,000              8,000
                                                                    -----------        -----------

INCREASE (DECREASE) IN CASH                                            (254,000)           324,000

CASH AND CASH EQUIVALENTS, beginning of year                            586,000            262,000
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                              $   332,000        $   586,000
                                                                    ===========        ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                      $   223,000        $    40,000
                                                                    ===========        ===========

    Conversion of notes payable and debentures                      $ 4,440,000        $ 1,012,000
                                                                    ===========        ===========

    Stock and options issued for investor relations                 $   898,000        $   200,000
                                                                    ===========        ===========

    Purchase of property and equipment for debt                     $   178,000        $   125,000
                                                                    ===========        ===========

    Stock issued for payment of employee bonuses                    $      --          $     8,000
                                                                    ===========        ===========

    Stock issued for partial interest in acquired subsidiary        $   120,000        $      --
                                                                    ===========        ===========





                See accompanying notes to these consolidated financial statements.

                                               F-7

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------------------------------

     Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiaries, ESI Chemicals, Inc. (ESIC), ESI Resources Limited (ESIR) and Recursos Minerales Venesi C.A. (Venesi) and its majority-owned subsidiaries, ADA Environment Solutions LLC (ADA), Minera Antabari C.A., and Recurso Minerales Esigeo, C.A. ADA has been consolidated with ESI and its subsidiaries since its acquisition, effective May 1, 1997. ESIC has been a dormant subsidiary since 1983. ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

     The Company is principally engaged in production of purified phosphate products (PPA), providing flue gas conditioning technology (FGCT) for air pollution abatement and natural resources exploration. The Company sells PPA and FGCT principally throughout the United States.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash equivalents consisted of money market instruments in the amount of $240,000, which are not FDIC insured.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following at December 31, 1997:

                          Supplies           $176,000
                          Raw Material        100,000
                          Work-in-progress    134,000
                          Finished goods      110,000
                                             --------

                                             $520,000
                                             ========


     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. The Company does not believe it will incur any losses on contracts in progress as of December 31, 1997. However, due to its lack of operating history, management does not believe it can reliably estimate total costs to complete contracts in progress and, therefore, has recognized revenues only to the extent of costs incurred. Upon completion of each contract, earnings, if any, will be recognized.

     Revenue Recognition - ESEC product sales are recognized when products are shipped to customers.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and includes a solvent extraction facility. Depreciation on the facility and its equipment, while in production, is provided using the units of production method based on estimated production over the estimated

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     life of the facility. Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 30 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

     Intangible Assets - The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is included in the accompanying financial statements as "Excess of purchase price over fair value of net assets acquired" (Goodwill) and is being amortized over a 10-year period using the straight-line method. Goodwill amounts are reported net of accumulated amortization of $100,000 at December 31, 1997.

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

     Impairment of Long-Lived Assets - In fiscal 1996, the Company adopted FAS 121 "Impairment of Long- Lived Assets." In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the financial statements.

     Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date.

     Foreign Currency Translation - Through September 30, 1997, the accounts of ESEC were maintained in Canadian dollars, its functional currency. Assets and liabilities were translated into U.S. dollars at the current exchange rate, and earnings or losses were translated at the average exchange rate for the year; resulting translation adjustments were recorded as a separate component of stockholders' equity.

     During the last quarter of 1997, ESEC ended its construction and start-up phase of the Calgary plant and commenced significant production and sales activities of its primary product. The Company purchases most of its raw materials and sells most of its products from/to U.S. entities in U.S. dollars and as a result, ESEC changed its functional currency from Canadian dollars to U.S. dollars during 1997. Accordingly, effective October 1, 1997, current assets and liabilities denominated in Canadian are translated in U.S. dollars at the current exchange rate with any resulting gain or loss recorded in the income statement. Property, plant and equipment is recorded at its historical costs (U.S. dollars) as of October 1, 1997, after taking into effect the foreign currency translation adjustment from Canadian dollars to U.S. dollars at that date. Translation adjustments that were shown as a separate component of stockholders' equity at September 30, 1997 have been recorded as a reduction of additional paid-in capital.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Royalty Income - Royalty income represented the Company's 3.5% gross royalty in production from the San Luis gold mine for 1996. The mine was leased to and operated by a third party. During the year ended December 31, 1996, the Company had $638,000 in royalty income, which represented 86% of the Company's revenues. The ore reserves at San Luis gold mine were depleted in the fourth quarter of 1996 and, therefore, royalty income ceased in 1996.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Loss Per Share - The loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No., 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1997 and 1996. Accordingly, basic and diluted earnings per share are the same for each year.

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

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the decommissioning cost of its solvent extraction facility, the realizability of its investment in its extraction facility and land and mineral properties, and the percentage of completion estimates on ADA contracts. Due to the uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that the Company's estimates in connection with these items could be further materially revised within the next year.

     New Pronouncements - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statements 130 and 131 are not expected to have a material impact on the Company.


2. LIQUIDITY:
   ----------

     Management believes that existing working capital and recent private placements of convertible debentures are sufficient to fund the planned growth in operations until positive cash flow is achieved at ESEC and at ADA, which are both anticipated in 1998. For ESEC, the achievement of positive cash flow is dependent upon several facts including continued improvement of product quality in Calgary, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently installed at two power plants and the successful startup and operation of an additional unit, the failure in or unsatisfactory operations at any of which could delay such achievement. Additional funds may be required to fund expanded exploration activities in Venezuela. Additional private placements of common stock, convertible debentures and bank borrowings may be needed to fund additional working capital requirements. The Company received net proceeds of $2.8 million from the issuance of convertible debentures in the first quarter of 1998.

     Based on current estimates, final modifications to the Calgary facility for the production of food grade phosphoric acid will be financed through existing working capital.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. ACQUISITION OF ADA:
   -------------------

     During February 1997, the Company acquired a 5% interest in ADA for $400,000. Effective May 1, 1997, ESI acquired a majority equity position in ADA through a combination of stock and cash and that was accounted for under the purchase method of accounting. The Company paid $500,000 in cash and $1,600,000 in notes for an additional 46% interest in ADA. As part of the acquisition agreement, the Company acquired an option for the remaining 49% equity interests in ADA exercisable during the six months following May 1, 1998 for issuance of 1,716,000 shares of stock. Although, at the current time, ESI intends to exercise its option, the principals of ADA have an option to require ESI to sell its 51% interest in ADA for the price paid by ESI plus interest in the event ESI does not exercise its option. The net assets of ADA acquired in acquisition were recorded at their historical value, which approximated their fair value. During 1997, the Company recorded goodwill of $1,503,000 as a result of the acquisition of ADA.

     The summarized unaudited pro forma amounts shown below reflect this transaction as if it had occurred at January 1, 1996:

                                             For the Year Ended
                                                December 31,
                                         -------------------------
                                             1997           1996
                                         ------------    ---------

             Revenues                    $  1,818,000    $ 873,000
                                         ============    =========

             Net loss                    $ (4,871,000)   $(225,000)
                                         ============    =========

             Net loss per common share   $       (.52)   $    (.03)
                                         ============    =========


4. COSTS ON UNCOMPLETED CONTRACTS:
   -------------------------------

     The following information is applicable to ADA's uncompleted contracts at December 31, 1997:

              Costs incurred on uncompleted contracts   $ 801,000
              Less billings to date                      (663,000)
                                                        ---------

                                                        $ 138,000
                                                        =========

     The above amounts are included in the accompanying balance sheet as of December 31, 1997 under the following captions:

              Costs in excess of billings on
                uncompleted contracts                   $ 338,000
              Billings in excess of costs on
                uncompleted contracts                    (200,000)
                                                        ---------

                                                        $ 138,000
                                                        =========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5. PROPERTY, PLANT AND EQUIPMENT:
   ------------------------------

Property, plant and equipment as of December 31, 1997 is summarized as follows:

                                                                      Estimated
                                                                    Useful Lives
                                                                    ------------

  Extraction facility                               $ 6,142,000          15
  Machinery and equipment                            11,511,000          10
  Furniture and fixtures                                146,000           5
  Leasehold improvements                                130,000           5
  Building                                              326,000          30
  Land and mineral properties, including deferred
    exploration and development costs (a)             2,203,000
                                                    -----------

                                                    $20,458,000
                                                    ===========
----------

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

     Depletion, depreciation and amortization of property, plant and equipment for the years ended December 31, 1997 and 1996 was $241,000 and $260,000, respectively.


6. EXTRACTION PLANT LIABILITY AND EXTRAORDINARY GAIN:
   --------------------------------------------------

     In January 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary plant operated as a uranium extraction facility. In October 1997, ESI

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     exercised their option by paying the Yankee Companies $1,250,000 and granting them a 10-year net profits royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. However, ESI can currently purchase the royalty interest for $3,000,000, which increases $50,000 per year, but not to exceed $3,250,000. Under the terms of the agreement, the Company's future royalty payments will be 10% of net profits. The Company has recorded the liability at the greater amount, until such time as when or if, the Company repurchases the royalty or the termination of the agreement. During 1997, the Company recognized a extraordinary gain on debt restructure of $2,298,000 as a result of this debt restructure.


7. LONG-TERM DEBT:
   ---------------
                                                                 December 31,
                                                                     1997
                                                                 ------------
     Related Parties:

     Note payable to a  stockholder/director  at the greater
     of prime  plus 2% or 10% (10% at  December  31,  1997),
     with quarterly payments of interest,  collateralized by
     ESEC's  assets.  The note was  repaid in full  February
     1998.                                                        $  500,000

     Note  payable  to  stockholder  at  9%.  Principal  and
     accrued   interest   payments   are  due  in  1998  and
     convertible to common stock at $.54 per share.                   27,000

     Notes  payable to  officers/directors  at 9%. The notes
     are collateralized by a mining property.  Principal and
     accrued interest were converted to common stock at $.54
     per share subsequent to December 31, 1997.                       37,000
                                                                  ----------
                                                                     564,000
       Less current portion                                         (527,000)
                                                                  ----------

     Long-term liability (classified with other liabilities)      $   37,000
                                                                  ==========


     Convertible Debentures:
     -----------------------

     Convertible   debenture,   related   party   -   to   a
     stockholder/director at the greater of prime plus 2% or
     10% (10% at December 31, 1997) with quarterly  payments
     of   interest   and   principal   due  in  March  2000,
     collateralized   by  the   assets   of  ESI  and  ESEC.      $1,000,000

                     EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 December 31,
                                                                     1997
                                                                 ------------
     Convertible  debenture,  other - at 4%  with  quarterly
     payments  of  interest  due from  August  1998 to March
     1999.  The  principal  balance  includes  a  $1,438,000
     premium as a result of the debentures being convertible
     to common stock at a 25% discount from market.                5,752,000
                                                                  ----------

                                                                  $6,752,000
                                                                  ==========


     During 1997, ESI issued convertible debentures (the "Debentures") at their face value totaling $8,785,000. Of the total Debentures, $7,785,000 are convertible at any time following 45 days after the issuance date and are convertible into shares of common stock based at a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $3.25 per share. During 1997, the Company recorded additional interest expense (premium) totaling $2,595,000 for the difference between the quoted price and the discounted price of the common stock that would be issued upon conversion of the Debentures. The remaining $1,000,000 in Debentures are convertible at the average rate of $3.12 per share. ESI was required to register the shares underlying the Debentures, and may repurchase the $7,785,000 in Debentures at a 25% premium under certain circumstances.

     The Debentures totaling $7,785,000 will automatically convert to common stock at a future date (up to two years) if not already converted or if the Company has not previously redeemed them. It is not the Company's intent to redeem any of the $3,216,000 Debentures that mature during 1998. As such, these Debentures have been classified as a long-term liability since they will convert to common stock during 1998 and therefore not require the use of current assets for their payment. As of December 31, 1997, $3,471,000 of the Debentures had been converted to common stock. Subsequent to December 31, 1997, the Company issued an additional $3,081,000 of the 4% Debentures, which are convertible into shares of common stock based on a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $2.00 per share. Subsequent to December 31, 1997, $4,273,000 (face value) of the Debentures were converted into 4,505,000 shares of common stock.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. INCOME TAXES:
   -------------

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1997:

                                                 CANADIAN
                                                SUBSIDIARY         U.S.
                                                OPERATIONS     Operations
                                                -----------    -----------
     Deferred assets (liabilities):
          Net operating loss carryforward       $   441,000    $ 1,961,000
          Tax credit carryforwards                    2,000         13,000
          Depreciation differences                 (298,000)        14,000
          Mining properties basis differences          --         (356,000)
          Deferred revenue                        1,528,000           --
          Compensation related deferrals               --          169,000
          Other                                     136,000           --
                                                -----------    -----------
     Net deferred tax assets                      1,809,000      1,801,000
     Less valuation allowance                    (1,809,000)    (1,801,000)
                                                -----------    -----------

     Net deferred tax assets                    $      --      $      --
                                                ===========    ===========


     The Company has remaining U.S. a net operating loss carryforward at December 31, 1997 of approximately $5,285,000, which if not utilized to reduce taxable income in future periods, will expire in the years 1998 through 2012. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $980,000 (U.S.). The Canadian investment tax credit carryforward for this subsidiary is $2,000 (U.S.).

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The utilization of these U.S. net operating loss carryforwards may be subject to restrictions because of the ownership changes of the Company that occurred as a result of issuances of the Company's securities. These restrictions may limit the amount of utilizable net operating loss carryforwards per year.


9. STOCKHOLDERS' EQUITY:
   ---------------------

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 1997, 33,595 shares remain available for award under the plan.

     Investor Relations - During 1997 and 1996, the Company engaged an entity to provide the Company investor relation services over a five-year period. During 1996, in addition to certain cash payments, the Company issued options to the entity to purchase 300,000 shares of common stock at prices ranging from $2.00 to $4.00. The options expire at the rate of 60,000 per year over each of the following three years with the remaining 120,000 expiring in 2001. During 1997, 60,000 options expired. Additionally, during 1997, in addition to certain cash payments, the Company issued 320,000 shares of common stock to the entity. The cash payments and the related cost associated with the stock grants are being amortized over one year, the period the services are expected to be performed.

     Stock Options - The following is a table of options issued during 1997 and 1996:

                                                                      Weighted
                                                                       Average
                                             Employees  Non-employee  Exercise
                                              Options     Options       Price
                                              --------    --------    --------

   OPTIONS OUTSTANDING, December 31, 1995      150,000      10,000    $   1.29

           Options granted:
               Officers                        250,000        --      $   1.69
               Consultants                        --        29,000    $   1.69
               Investor relations                 --        60,000    $   2.00
               Investor relations                 --       120,000    $   2.60
               Investor relations                 --       120,000    $   3.60
                                              --------    --------    --------

   OPTIONS OUTSTANDING, December 31, 1996      400,000     339,000    $   2.09

           Options granted:
               Officers                        150,000        --      $   1.57
               Consultants                        --        50,000    $   2.50
           Debenture holder - related party       --        50,000    $   1.88
           Options expired                     (75,000)    (60,000)   $  (1.58)
                                              --------    --------    --------

   OPTIONS OUTSTANDING, December 31, 1997      475,000     379,000    $   2.19
                                              ========    ========    ========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     For all options granted during 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 1997 was approximately 2 years. At December 31, 1997, all options were exercisable. If not previously exercised, options outstanding at December 31, 1997, will expire as follows:

                                                            Weighted
                                                            Average
                                           Number of        Exercise
           Year                             Shares           Price
           ----                             ------           -----

           1998                             210,000          $1.60
           1999                             339,000          $1.89
           2000                             185,000          $2.03
           2001                             120,000          $3.60
                                            -------

                                            854,000
                                            =======


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

                                                     Year Ended December 31,
                                                   --------------------------
                                                       1997           1996
                                                   -------------    ---------

        Net income (loss) applicable
         to common stockholders:
           As reported                             $  (4,731,000)   $  (8,000)
           Pro forma                               $  (4,803,000)   $(255,000)
        Net income (loss) per common share:
           As reported                             $        (.51)   $    --
           Pro forma                               $        (.52    $    (.04)

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Year Ended December 31,
                                                1997  1996
                                                ----  ----

                     Expected volatility         72%   67%
                     Risk-free interest rate     5.7%  5.7%
                     Expected dividends          --    --
                     Expected terms (in years)    3     3



10. PROFIT SHARING RETIREMENT PLAN:
    -------------------------------

     Effective January 1, 1988, the Company formed a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $71,000 and $30,000 as the contributions for 1997 and 1996, respectively based on 10% of the eligible employees' annual compensation. In 1997 and 1996, the Company also matched 401(K) employee contributions up to 5% of gross salary, totaling $40,000 and $15,000, respectively.


11. COMMITMENT:
    -----------

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $178,000 and no accumulated amortization as of December 31, 1997. The following is a schedule of future minimum lease payments under capital leases at December 31, 1997. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)

            Year                                            Amount
            ----                                            ------

            1998                                           $ 56,000
            1999                                             56,000
            2000                                             56,000
            2001                                             50,000
                                                           --------

            Total Future minimum lease payments             218,000
            Less amount representing interest               (40,000)
                                                          ---------

            Present value of net minimum lease payments     178,000

            Less current portion                            (56,000)
                                                          ---------

                                                          $ 122,000
                                                          =========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $10,000 and $-0-for the years ended December 31, 1997 and 1996, respectively. The total minimum rental commitments at December 31, 1997 are as follows:

                Year

                1998                               $102,000
                1999                                102,000
                2000                                 96,000
                2001                                 85,000
                2002                                 86,000
                                                   --------

                                                   $471,000
                                                   ========


     ESEC's production is being marketed though one entity. The agreement was executed January 1, 1997 and renews automatically for 1-year terms. The entity receives a commission from $2.00 to $5.00 per ton of product sold. A prepayment of $100,000 was made in 1997, consisting of 50% cash and 50% stock.

     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. As of December 31, 1997, the Company has accrued $200,000 in connection with this policy.


12. RELATED PARTY:
    --------------

     During 1997 and 1996, the Company made loans to an officer/director totaling $120,000 at an interest rate of 8%. Not more than $70,000 was outstanding at any one time and these loans, and the related interest, were paid back to the Company during 1997 and 1996. The loans were collateralized by amounts owing to the officer/director from the Company.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS (FAS 107):
    ----------------------------------------------

     The estimated fair values for financial instruments under FAS 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments which differ from their recorded values, as measured on December 31, 1997 are as follows:

                                              December 31, 1997
                                           -----------------------
                                            Carrying       Fair
                                             Amount        Value
                                           ---------    ----------

              Long-term debt               $   37,000   $   33,000
              Extraction plant liability    4,850,000    3,000,000


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

     Long-Term Debt - The fair value is difficult to estimate as loans are from related parties. However, fair value was estimated using an effective borrowing rate of 15%.

     Extraction Plant Liability - The fair value is estimated based on the total payments which would be required to terminate the extraction plant liability position as of December 31, 1997.


14.  CONCENTRATIONS  OF  CREDIT  RISK,  MAJOR  CUSTOMERS,  AND  OTHER  RISKS AND
     UNCERTAINTIES:
     ---------------------------------------------------------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of money market instruments and receivables.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 1997 were as follows (as a percentage of sales):

          Customer                                    1997
          --------                                    ----

          ESEC
          ----
              A                                        32%
              B                                        18%
              C                                        15%

          ADA
          ---
              D                                        29%
              E                                        22%
              F                                        13%


     At December 31, 1997, the Company had gross trade receivables totaling approximately $807,000 due from 21 customers.

     In 1997, ESEC purchased the majority of its superphosphoric acid (SPA) from three suppliers. SPA is the raw material processed into purified phosphoric acid. There is no assurance that the Company will be able to maintain/extend its contracts and supply arrangement in the future and/or obtain sufficient quantities of SPA at reasonable prices. Other suppliers of SPA may not be readily available.


15. SUBSEQUENT EVENTS:
    ------------------

     During January 1998, the Company signed a letter agreement with an entity to acquire exclusive rights to explore and mine a diamond concession in Venezuela. ESI is obligated to make payments of cash and stock valued at $50,000 during the 6 to 8-month exploration period, after which it will have earned the exclusive right to lease the concession. The lease terms call for royalties that range from 5% to 20% based on size and grade of the diamond mined.

     See Note 7 for issuance and conversion of convertible debentures.


16. BUSINESS SEGMENT INFORMATION:
    -----------------------------

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing flue gas conditioning technology for air pollution abatement. These segments are shown in the accompanying table as ESI, ESIR, and ADA, respectively. ESIR is located in Canada.




                                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           Depletion,
                                                   Operating                              Depreciation
                                   Net              Profit            Identifiable             and                Capital
                                Revenues           (Loss)(1)             Assets           Amortization         Expenditures
                              -----------         -----------          -----------        ------------         ------------
1997:

       ESI                    $   120,000         $  (380,000)         $ 3,825,000         $   120,000         $    33,000
       ESIR                       513,000          (1,281,000)          13,846,000               9,000           2,679,000
       ADA                        945,000             108,000            1,618,000             212,000             620,000
                              -----------         -----------          -----------         -----------         -----------

       Total                  $ 1,578,000         $(1,553,000)         $19,289,000         $   341,000         $ 3,332,000
                              ===========         ===========          ===========         ===========         ===========

1996:

       ESI                    $   798,000         $    83,000          $ 4,207,000         $   122,000         $    89,000
       ESIR                          --              (159,000)          10,194,000             138,000             647,000
       ADA                           --                  --                   --                  --                  --
                              -----------         -----------          -----------         -----------         -----------

       Total                  $   798,000         $   (76,000)         $14,401,000         $   260,000         $   736,000
                              ===========         ===========          ===========         ===========         ===========

----------

(1)  Operating loss represents operating loss from the consolidated statement of operations less general and administrative expenses.


                                                      F-23





Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure.
None.




                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

                                Positions                         Term     First  Became
Name                   Age      and Offices                      Expires      Director
----------------------------------------------------------------------------------------

Ramon E. Bisque         66      Chairman of the Board of          Annual        1963
                                Directors and Member of the       Meeting
                                Executive Committee                Date,        1998

Duane N. Bloom          64      Director, Secretary, Chairman        "          1963
                                of the Executive Committee

Michael D. Durham       47      Director, Member of the Audit        "          1997
                                Committee

Robert H. Lowdermilk    61      Director, Member of the Audit        "          1990
                                Committee

Mark H. McKinnies       46      Director, President, Treasurer,      "          1983

                                Member of the Executive Committee

Kristen R. Stevens      35      Director, Member of the Audit        "          1991
                                Committee

     The appointment of Michael D. Durham to the Board of Directors of Registrant (the "Board") in 1997 was made pursuant to the ADA Purchase Agreement whereby Registrant agreed to make available one seat on the Board between April
30, 1997 and November 1, 1998, and so long thereafter as the recipients of shares of Registrant in that transaction continue, in the aggregate, to hold no less than 1,000,000 shares. Management shareholders of Registrant entered into voting agreements, agreeing to vote their shares of stock in favor of the designated individual. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.
     Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 18, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980,
Secretary  on January 23, 1981 and as a Director  and  President on February 23,
1983.
     Dr. Bisque is Professor  Emeritus at the Colorado School of Mines,  Golden,
Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors, a member of the Executive Committee and a full or part time employee of Registrant since 1974.
     Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom has been employed full time by Registrant since that time.
     Dr. Durham was a co-founder in 1982 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the Federal government and others for development of emission technologies. Dr. Durham is president of ADA-Environmental Solutions LLC, a majority-owned subsidiary of Registrant. Dr.
Durham was appointed to the Board on April 30, 1997.



                                       14


     Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.
     Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI in 1978. Mr. McKinnies was elected President of Registrant in February, 1983.
     Ms.  Stevens  has been an  attorney  since  her  graduation  from  Stanford
University in 1987 and specializes in real estate and other business matters.
     No relationship exists between any individuals named in this Item 9.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Dr. Bisque was late filing his Form 5 reporting two gifts of stock, Mr. Lowdermilk was late filing his Form 5 reporting one transaction and Mr. McKinnies was late filing his Form 5 reporting two gifts of stock. In addition, Dr. Durham did not timely file his Initial
Report on Form 3 and had one late filing  reporting one  transaction  on Form 4.

Item 10. Executive Compensation.

                                                  Summary Compensation Table

                                     Annual Compensation               Long Term Compensation
                                     -------------------               ----------------------
                                                                                Awards
Name of Individual and                                                          ------
Principal Position                   Year      Salary       Other(2)   Securities Underlying Options (#)
--------------------------------------------------------------------------------------------------------
Ramon E. Bisque(1)                   1997     $85,175       $12,291               25,000
Chairman of the Board                1996     $81,288       $11,706               50,000
                                     1995     $74,765       $11,148               25,000

Duane N. Bloom(1)                    1997     $114,564      $16,388               25,000
Chairman of the Executive Committee  1996     $107,240      $15,607               50,000
Secretary and Director               1995     $101,931      $14,864               25,000

Mark H. McKinnies(1)                 1997     $116,618      $17,400               25,000
Director, President and Treasurer    1996     $101,568      $15,142              150,000
                                     1995     $ 96,763      $13,735               25,000

(1)Member of the Executive Committee of Registrant, which performs the duties of the Chief Executive Officer.
(2)Amounts  represent pension and matching 401(k)
payments made to a qualified plan by Registrant for the benefit of the named individual.

                            Options/SAR Grants in Last Fiscal Year
                               Individual Grants
                Number of Securities    % of Total Options
                 Underlying Options    Granted to Employees   Exercise or Base   Expiration
Name                Granted (#)           in Fiscal Year        Price ($/Sh)        Date
-------------------------------------------------------------------------------------------
Ramon E. Bisque       25,000                  33%                  $1.88          10/30/00
                      25,000                                       $1.25          11/03/98*
Duane N. Bloom        25,000                  33%                  $1.88          10/30/00
                      25,000                                       $1.25          11/03/98*
Mark H. McKinnies     25,000                  33%                  $1.88          10/30/00
                      25,000                                       $1.25          11/03/98*

* Represents options granted in 1994 whose expiration date was extended from 11/03/97 to 11/03/98.

All options shown for each individual were exerciseable as of December 31, 1997.



    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                    Number of Securities Underlying       Value of Unexercised
Name                Unexercised Options at FY-End (#)      Options at FY-End
------------------------------------------------------------------------------
Ramon E. Bisque             125,000                             $    0
Duane N. Bloom              125,000                             $    0
Mark H. McKinnies           225,000                             $    0

All options shown for each individual were exerciseable as of December 31, 1997.

Compensation of Directors
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings. The number of shares of stock which may be issued will be determined using the quarterly compensation amount and the average between the bid and asked price quoted during the quarter. A total of 25,252 shares of stock were issued in 1997 in payment of $38,500 of accrued fees through year end 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 6, 1998, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk , each of the individuals named below has sole voting and investment power for the respective shares.

                               Amount and Nature of
Name and Address               Beneficial Ownership             Percent of Class
--------------------------------------------------------------------------------
Ramon E. Bisque                     488,281 (1)                       2.98%
910 12th Street
Golden, CO

Duane N. Bloom                      690,622 (2)                       4.20%
910 12th Street
Golden, CO

Michael D. Durham                     29,706                        Less then 1%
8100 SouthPark Way, B-2
Littleton, CO

Robert H. Lowdermilk                841,889 (3)                       5.06%
910 12th Street
Golden, CO

Mark H. McKinnies                   287,055 (4)                       1.74%
910 12th Street
Golden, CO

Kristen R. Stevens                     200                          Less then 1%
910 12th Street
Golden, CO

Directors and Officers as a Group   2,337,753(5)                     13.61%
(6 individuals)

Notes to Item 11:
(1) Included in the amount shown are 146,640 shares to which Dr. Bisque has the right to acquire beneficial ownership through convertible debt and stock options.
(2) Included in the amount shown are 164,370 shares to which Dr. Bloom has the right to acquire beneficial ownership through convertible debt and stock options.
(3) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk. Also included in the amount shown are 370,115 shares to which Tectonic Construction Co.("TCC") has the right to acquire beneficial ownership through convertible debt and stock options. Mr. Lowdermilk is the president and majority shareholder of TCC.
(4) Included in the amount shown are 234,010 shares to which Mr. McKinnies has the right to acquire beneficial ownership through convertible debt and stock options.
(5) The amount shown includes 915,135 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.


Item 12.  Certain Relationships and Related Transactions.
(a) At various times during 1997 and 1996, Dr. Bisque borrowed a total of $50,000 and $70,000, respectively, from Registrant at an interest rate of 8%. Not more than $70,000 was outstanding at any one time in 1996 and these loans were paid back to Registrant prior to each year end. All of the amounts borrowed were collateralized by amounts owing to Dr. Bisque by Registrant and were made available from funds that would have otherwise only earned Registrant approximately 5%.

In 1991, the Registrant converted a total of $366,000 of deferred salaries payable to Mssrs. Bisque, Bloom and McKinnies to notes payable bearing interest at 9%, payable on demand, and granted them rights to convert such notes payable to shares of common stock at the then current market price of $.54 per share. The notes are collateralized by a mining property. From year to year, Mssrs. Bisque, Bloom and McKinnies have agreed not to demand payment during the current year. As of December 31, 1997, $38,000 remained outstanding under the notes.

In 1997, Registrant issued a convertible debenture in the amount of $1,000,000 (the "Debenture") to Tectonic Construction Co. ("TCC") and borrowed $500,000 from TCC under a short-term note (the "Note"). Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. These amounts were collateralized by a mining property, and buildings, equipment, receivables and inventory in Calgary. The Debenture and the Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly. The Debenture, if not converted, is due March 31, 2000. The Debenture is convertible at any time after November 30, 1997 into shares of common stock at a weighted average rate of $3.20. The Note was repaid in full in February, 1998.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 99.1 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibits 3.1, 4.3, and 10.5 through 10.9 were filed as exhibits to Registrant's 1996 Form 10KSB, all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).

No.               Description
---               -----------
2.1         Stock Option and  Exchange  Agreement  and  exhibits  among Earth
              Sciences, Inc. and ADA-ES, Inc., ADA Environmental Solutions LLC, ADA Technologies, Inc., C. Jean Bustard, John F. Wurster, Kenneth
              E. Baldrey and Cameron E. Martin dated April 30, 1997.
2.2         Amended and Restated  Operating  Agreement  of ADA  Environmental
              Solutions LLC, a Colorado Limited  Liability  Company,  April 30,
              1997.
3.1         Articles of Incorporation, as amended and restated.
3.2         By-laws.
4.1         Agreement for Conversion Rights dated July 31, 1991.
4.2         Conversion Agreement dated June 23, 1993.
4.3         Form of Convertible Debenture due March 31, 1999.
4.4*        Form of Convertible Debenture due January 31, 1999.
4.5*        Form of Convertible Debenture due March 31, 2000.
10.1        Uranium   Extraction   Agreement   dated  May  14,  1976  between
              Registrant and Western Co-operative Fertilizers, Limited.

10.2        Lease  dated   April  3,  1978   between   Western   Co-operative
              Fertilizers, Limited and ESI Resources, Ltd.
10.3        Mining Lease dated October 1, 1987 between  Registrant and Battle
              Mountain Gold Company.
10.4        Letter of Intent - Gold Joint Venture in Venezuela dated December
              31, 1987 between Registrant and GEO C.A.
10.5        Cerro Gordo  Letter  Agreement  dated  September  1, 1996 between
              Registrant and Martin Trost Associates.
10.6        Option  Agreement  dated January 20, 1997 between  Registrant and
              Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.
10.7        Letter of Intent among ADA  Environmental  Solutions LLC, ADA-ES,
              Inc. their respective members and shareholders and Registrant.
10.8        Securities Purchase Agreement dated March 21, 1997.
10.9        Registration Rights Agreement dated March 21, 1997.
10.10       Independent  Contractor  Agreement  dated January 1, 1997 between
              Registrant and Twin- Kem International, Inc.
10.11*      Subscription and Investment Agreement dated June 12, 1997 between
              Tectonic Construction Company and Registrant.
10.12*      Assignment of Net Profits  Interest  dated  November 1, 1997 from
              Registrant, ESI Resource Limited, and Earth Sciences Extraction Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.
10.13*      Letter  Agreement  dated  January 9, 1998 between  CODSA 14 S.A.,
              Registrant and Recursos Minerales VENESI C.A.
21.1*       Subsidiaries of Registrant.
23.1*       Consent of Hein + Associates LLP
27*         Financial Data Schedule.
99.1        Financial Statements of ADA Environmental Solutions LLC, December
              31, 1996

(*) - filed herewith.

(b)  Reports on Form 8-K. None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
(Registrant)

By /s/ Mark H. McKinnies                             /s/ Duane N. Bloom
  ----------------------                             ------------------
Mark H. McKinnies, President                         Duane N.  Bloom,  Member of
and Principal Financial Officer                      Executive Committee

Date   March 27, 1998                                March 27, 1998
       --------------                                --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                                  /s/ Robert H. Lowdermilk
-------------------                                  ------------------------
Ramon E.  Bisque                                     Robert H. Lowdermilk
Chairman of The Board of Directors                   Director

March 27, 1998                                       March 27, 1998
--------------                                       --------------
    Date                                                  Date


/s/Duane N. Bloom                                    /s/ Michael D. Durham
-----------------                                    ---------------------
Duane N.  Bloom, Director                            Michael D. Durham, Director

March 27, 1998                                       March 27, 1998
--------------                                       --------------
     Date                                                Date


/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies, Director

March 27, 1998
--------------
     Date