Form 10QSB
period 1998-03-31
EARTH SCIENCES INC
filed 1998-05-14
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,705,185 Shares of Common Stock, one cent par value outstanding as of May 11, 1998.


Transitional Small Business Disclosure Format: Yes______ ; No     X

FINANCIAL STATEMENTS

                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 1998

                                                   UNAUDITED
               Assets                         (amounts in thousands)
Current assets:
  Cash, and cash equivalents                           $ 1,096
  Trade receivables, with no allowance
    for doubtful accounts                                1,106
  Inventories                                              627
  Prepaid expenses and other                               407
                                                         -----
     Total current assets                                3,236

Property, plant and equipment, at cost                  21,072
    Less accum. depreciation and amortization           (5,394)
                                                        ------
     Net property and equipment                         15,678

Excess of purchase price over fair value of assets
   acquired                                              1,412
                                                        ------
Total Assets                                           $20,326
                                                        ======
          Liabilities and Stockholders' Equity
Current liabilities:
  Account payable                                    $     761
  Accrued expenses                                         115
  Billings in excess of costs on uncompleted contracts     150
  Notes payable                                            142
  Other current liabilities                                329
                                                         -----
     Total current liabilities                           1,497

Long-term liabilities:
  Extraction plant liability                             4,850
  Convertible debentures:
       Related party                                     1,000
       Other                                               133
  Other liabilities                                        607
                                                         -----
                                                         6,590
Minority interest in consolidated subsidiary                 9
Stockholders' equity:
  Common stock $.01 par value                              199
  Additional paid-in capital                            21,694
  Accumulated deficit                                   (9,663)
                                                        ------
     Total stockholders' equity                         12,230
                                                        ------
Total Liabilities and Stockholders' Equity             $20,326
                                                        ======
See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997

                                               UNAUDITED
                                         1998              1997
                                        (amounts in thousands)
Net Revenues:
  Sales                              $ 1,587                -
  Other                                   24                40
                                       -----               ---
     Total revenues                    1,611                40

Cost and Expenses:
  Operating                            1,734               126
  General and administrative             856               137
  Depreciation and amortization          171                39
                                       -----              ----
     Total expenses                    2,761               302
                                       -----              ----
Operating Loss                        (1,150)             (262)

Other Income (Expense):
  Interest expense                    (1,054)             (196)
  Minority interest in earnings
   of subsidiary                          (7)               -
                                       -----              ----
                                      (1,061)             (196)
                                       -----              ----
Net loss                            $ (2,211)             (458)
                                       =====              ====
Net loss per common share             $ (.14)             (.05)
                                        ====              ====
Weighted average common
   shares outstanding               15,335,000         8,537,000
                                    ==========         =========

------------------------------------------------------------------------------
                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                   Three Months Ended March 31, 1998 and 1997

                                                          UNAUDITED
                                                       1998        1997
                                                   (amounts in thousands)

Accumulated deficit as of January 1                 $ (7,452)    (2,721)

Net loss for the period                               (2,211)      (458)
                                                      ------      -----
Accumulated deficit as of March 31                  $ (9,663)    (3,179)
                                                       =====      =====

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997


                                                           UNAUDITED
                                                     1998          1997
                                                   (amounts in thousands)
Cash flows from operating activities:
  Net loss                                       $ (2,211)       $ (458)
  Adjustments to reconcile net loss to net cash
   used in operations:
     Depreciation and amortization                    171            39
     Interest expense related to debt discount      1,027           188
     Expenses paid with stock                          53            -
     Change in operating assets and liabilities        13           180
                                                     ----          ----
       Net cash used by operating activities         (947)          (51)

Cash flows from investing activities:
  Notes receivable funded                              -            (50)
  Capital  expenditures                              (596)         (684)
  Purchase of investment in ADA                        -           (400)
  Increase in other assets                            (27)         (587)
                                                     ----         -----
     Net cash used by investing activities           (623)       (1,721)

Cash flows from financing activities:
  Payments on notes and long-term debt               (500)           (2)
  Proceeds from issuance of common stock               -             42
  Net proceeds from convertible debentures          2,834         2,309
                                                    -----         -----
     Net cash provided by financing activities      2,334         2,349

Net increase in cash and cash equivalents             764           577

Cash and cash equivalents at beginning of period      332           586
                                                     ----          ----
Cash and equivalents at end of period              $1,096        $1,163
                                                    =====         =====
Supplemental Schedule of Cash Flow Information:

     Cash payments for interest                    $   25        $    4
                                                    =====         =====
     Conversion of notes payable and debentures    $9,055        $   38
                                                    =====         =====

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

(1)  General

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1997 Form 10-KSB.

(2)  Acquisition of ADA Environmental Solutions
On April 30, 1997, Registrant acquired a 51% interest in ADA Environmental Solutions LLC ("ADA") through the purchase of an additional 46.2% interest from ADA. Registrant had previously purchased a 4.8% interest in ADA in February 1997 by payment to ADA of $400,000. The 46.2% interest was purchased by payment to ADA of $500,000 and a non-interest bearing promissory note in the amount of $1,600,000. Registrant also obtained an option to acquire the remaining 49% interest in ADA exercisable for a six month period commencing May 1, 1998. Notice of the option exercise was given on May 1, 1998 and the option was exercised on May 11, 1998 by issuance of 1,715,596 shares of Registrant's common stock in exchange for all the outstanding stock of ADA-ES, Inc., a Colorado corporation, whose only asset is the remaining 49% interest in ADA.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below and in the Registrant's 1997 Form 10-KSB.

                               Acquisition of ADA
A major purpose of Registrant's acquisition of ADA was to take advantage of what management believes is that company's capability of capturing a significant portion of the growing utility and industrial flue gas conditioning market. ADA uses a non-toxic conditioner which offers both technical and economical advantages over the hazardous chemicals currently being used. The process utilizes purified phosphoric acid (PPA), which is produced at Registrant's Calgary plant. Management research indicates that several hundred coal-fired boilers may switch to low-sulfur coal by the year 2000 to conform to the 1990 Clean Air Act Amendments. Doing so creates the need to add new technology such as that provided by ADA to remove the increased particulate emissions associated with flue gases from low-sulfur coal.

                         Liquidity and Capital Resources
Management believes that existing working capital and recent private placements of convertible debentures are sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both anticipated during 1998. The achievement of such positive cash flow is dependent upon several factors including continued improvement of product quality in Calgary, success in marketing phosphate products and meeting competition in the market place; the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the three units currently installed at Wisconsin and Mississippi; unsatisfactory operations at any of which  could  delay  or frustrate such achievement..  Additional  funds  may  be required to fund expanded exploration activities in Venezuela. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $2.8 million from the issuance of convertible debentures in the first quarter of 1998.

Based on current estimates, the Calgary facility will require approximately CDN. $500,000 (U.S. $350,000) to finalize modification for the production of food grade phosphoric acid. Registrant expects to finance those requirements from existing working capital and bank borrowings.

Registrant is funding the majority of cash costs of the Venezuelan diamond and gold exploration activities. Activities planned on CODSA 14, the existing SAMI contract and on those concessions expected to be acquired in the future are anticipated to be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow used in operations totaled $947,000 for the first quarter of 1998 versus $51,000 for the same period in 1997. The increase is due to production at Calgary and consolidation of ADA's results which were both initiated after the first quarter of 1997. Cash flow from investing activities for the first quarter of 1998 included capital expenditures of $596,000. Cash flow from financing activities in the first quarter of 1998 consisted of payments on notes payable and long-term debt of $500,000 and net proceeds from the issuance of convertible debentures of $2,834,000. Cash flow from investing activities for the same period in 1997 included funding on notes receivable of $50,000, investment in ADA of $400,000, increase in other assets of $587,000 and capital expenditures of $684,000. Cash flow from financing activities for the same period in 1997 includes proceeds from the issuance of stock of $42,000 and proceeds from the issuance of convertible debentures of $2,309,000.

Results of Operations
Revenues from sales totaled $1,587,000 in the first quarter of 1998 with $1,105,000 of that amount from ADA and $481,000 from Calgary phosphate sales. ADA's revenues were somewhat less than anticipated due to the partial operation of the unit at Wisconsin and delay in the installation of the two units at Mississippi. Sales of phosphate products were also less than targeted because of the ADA delays and corrosion experienced in the Calgary facility that delayed the routine production of acceptable technical grade PPA. There were no phosphate chemical sales or consolidated ADA sales in the first quarter of 1997.

Operating expenses increased significantly in the first quarter of 1998 as compared to 1997 as expenses related to both Calgary phosphate production ($826,000 of the increase) and ADA ($749,000 of the increase) were not incurred in 1997. General and administrative expenses also rose significantly in the first quarter of 1998 as compared to 1997 as a result of adding staff in Calgary for production ($151,000 of the increase), consolidation of ADA's start up activities ($301,000 of the increase) and an increased investor relations program ($225,000 of the increase).

Registrant's interest expense totaled approximately $1,054,000 for the first quarter of 1998 and only $196,000 for the same period in 1997. Interest expense includes a total of approximately $11,000 in 1998 and $2,000 in 1997 from the consolidation of the Canadian subsidiary's and ADA's results. Included in interest expense for 1998 and 1997 are $1,027,000 and $188,000, respectively, in non-cash charges representing the 25% discount from market related to the convertible debentures issued in 1998 and 1997.

                           PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. See Items 1(a) of Registrant's 1997 Form 10-KSB for a description of the convertible debentures issued by Registrant in January and February of 1998. The debentures were sold to a limited number of accredited investors pursuant to the exemption provided by section 4(2) of the Securities Act of 1933. As of March 31, 1998, $2,981,000 of such debentures had been converted to 3,404,822 shares of Common stock of Registrant. Placement fees totaling $246,000 in cash and 24,647 shares of stock were paid in connection with the convertible debentures.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits - No change from Item 13 of Registrant's 1997 Form 10-KSB.

          Exhibit 27  - Financial Data Schedule (electronic filing only)

     (b) Forms 8-K -  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Earth Sciences, Inc.
                                                  Registrant

Date:  May 14, 1998                          /s/ Mark H. McKinnies
                                            --------------------------
                                            Mark H. McKinnies
                                     President and Chief  Financial Officer