Form 10QSB
period 1998-06-30
EARTH SCIENCES INC
filed 1998-08-18
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

__________TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X   ;
No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,890,144 Shares of Common Stock, one cent par value outstanding as of August 10, 1998.

Transitional Small Business Disclosure Format: Yes______ ; No     X

FINANCIAL STATEMENTS
                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 1998

                                                             UNAUDITED
               Assets                              (amounts in thousands)
Current assets:
  Cash, and cash equivalents                                $    273
  Trade receivables, with no allowance for doubtful accounts   1,256
  Inventories                                                    827
  Prepaid expenses and other                                     168
                                                               -----
     Total current assets                                      2,524

Property, plant and equipment, at cost                        22,255
    Less accum. depreciation and amortization                 (5,537)
                                                              ------
     Net property and equipment                               16,718

Excess of purchase price over fair value of assets acquired    2,437
                                                              ------
Total Assets                                                 $21,679
                                                              ======
          Liabilities and Stockholders' Equity
Current liabilities:
  Account payable                                           $  1,114
  Accrued expenses                                               164
  Billings in excess of costs on uncompleted contracts            77
  Notes payable                                                  277
  Other current liabilities                                      260
                                                               -----
     Total current liabilities                                 1,892
Long-term liabilities:
  Extraction plant liability                                   4,850
  Convertible debentures - related party                       1,000
  Other liabilities                                              594
                                                               -----
                                                               6,444
Stockholders' equity:
  Common stock $.01 par value                                    218
  Additional paid-in capital                                  23,912
  Accumulated deficit                                        (10,747)
  Accumulated other comprehensive deficit                        (40)
                                                              ------
     Total stockholders' equity                               13,343
                                                              ------
Total Liabilities and Stockholders' Equity                   $21,679
                                                              ======

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1998 and 1997

                                             UNAUDITED
                                     1998                  1997
                 (amounts in thousands, except shares and per share amounts)
                                3 Mos.    6 Mos.     3 Mos.     6 Mos.
NET REVENUES:
  Sales                      $1,501       3,088        235        235
  Other                          93         117         51         91
                              -----       -----       ----       ----
    Total                     1,594       3,205        286        326
COSTS AND EXPENSES:
  Operating                   1,484       3,218        316        442
  General and administrative    971       1,826        467        604
  Depreciation and amort.       203         374         87        126
                              -----       -----       ----       ----
     Total expenses           2,658       5,418        870      1,172
                              -----       -----       ----      -----
OPERATING LOSS               (1,064)     (2,213)      (584)      (846)
OTHER INCOME (EXPENSE):
  Interest expense              (31)     (1,085)    (1,088)    (1,284)
  Minority interest in loss
    of subsidiary                10           3         48         48
                              -----       -----      -----      -----
                                (21)     (1,082)    (1,040)    (1,236)
                              -----       -----      -----      -----
NET LOSS                     (1,085)     (3,295)    (1,624)    (2,082)
Other comprehensive loss, net
  of tax - foreign currency
  translation adjustment        (39)        (40)        -          -
                              -----       -----      -----      -----
COMPREHENSIVE NET LOSS      $(1,124)     (3,335)    (1,624)    (2,082)
                              =====       =====      =====      =====
NET LOSS PER COMMON SHARE
(Basic and Diluted)         $  (.06)       (.15)      (.19)      (.24)
                              =====       =====      =====      =====
WEIGHT AVERAGE COMMON SHARES
  OUTSTANDING             18,242,000   22,118,000  8,700,000  8,617,000
                          ==========   ==========  =========  =========

--------------------------------------------------------------------------------
                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                     Six Months Ended June 30, 1998 and 1997
                                                       UNAUDITED
                                                    1998          1997
                                                (amounts in thousands)

Accumulated deficit as of January 1            $ (7,452)         (2,721)
Net loss for the period                          (3,295)         (2,082)
Other comprehensive loss - foreign
currency translation adjustment                     (40)            -
                                                -------          ------
Accumulated deficit as of June 30             $ (10,787)         (4,803)
                                                 ======           =====

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997


                                    UNAUDITED
                                                       1998              1997
                                                (amounts in thousands)
Cash flows from operating activities:
  Net loss                                      $ (3,295)           $ (2,082)
  Adjustments to reconcile net loss to net cash
    used in operations:
     Depreciation and amortization                   374                 126
     Interest expense related to debt discount     1,027               1,232
     Expenses paid with stock                        118                  23
     Change in operating assets and liabilities     (260)               (340)
                                                   -----               -----
       Net cash used by operating activities      (2,036)             (1,041)

Cash flows from investing activities:
  Collection on notes receivable                     -                    50
  Notes receivable funded                            -                   (50)
  Capital  expenditures                             (817)             (2,350)
  Purchase of investment in ADA                      -                  (400)
  Net decrease (increase) in other assets
    and liabilities                                  210              (1,040)
                                                   -----               -----
     Net cash used by investing activities          (607)             (3,790)

Cash flows from financing activities:
  Payments on notes and long-term debt              (500)                -
  Proceeds from issuance of common stock             -                    42
  Proceeds from convertible debentures and
    notes payable                                  3,084               4,695
                                                   -----               -----
     Net cash provided by financing activities     2,584               4,737
                                                   -----               -----
Net decrease in cash and cash equivalents            (59)                (94)

Cash and cash equivalents at beginning of period     332                 586
                                                   -----               -----
Cash and equivalents at end of period            $   273             $   492
                                                   =====               =====
Supplemental Schedule of Cash Flow Information:

     Cash payments for interest                  $    27             $    46
                                                    ====                ====
     Conversion of notes payable and debentures  $ 9,188             $    76
                                                   =====                ====
See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1998
(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1997 Form 10-KSB.

(2)  Acquisition of ADA Environmental Solutions
On April 30, 1997, Registrant acquired a 51% interest in ADA Environmental Solutions LLC ("ADA") through the purchase of an additional 46.2% interest from ADA. Registrant had previously purchased a 4.8% interest in ADA in February 1997 by payment to ADA of $400,000. The 46.2% interest was purchased by payment to ADA of $500,000 and a non-interest bearing promissory note in the amount of $1,600,000. Registrant exercised its option to acquire the remaining 49% interest in ADA on May 11, 1998 by issuance of 1,715,596 shares of Registrant's common stock in exchange for all the outstanding stock of ADA-ES, Inc., a Colorado corporation, whose only asset was the remaining 49% interest in ADA.


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

                         Liquidity and Capital Resources
Registrant is seeking working capital and equipment financing in the amount of approximately $1.5 million to fund increases in accounts receivable and inventory, and equipment for improvements of quality in its phosphate products. Discussions are underway with several asset-based lenders to provide such financing. Such financing along with existing working capital are expected to be sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both targeted for the end of 1998.

The achievement of positive cash flow at Calgary is dependent upon several factors including continued improvement of product quality, success in marketing phosphate products and meeting competition in the market place; the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful operation of the unit currently installed at Wisconsin, resolution of treated ash usage in cement and the air preheater blockage problems encountered at Mississippi, and the signing of new contracts. Unsatisfactory operations at Wisconsin, poor test results and/or failure to sign new contracts could likely delay or frustrate such achievement.

Lab tests and recent tests at a refinery have demonstrated the new product blend ADA has recently introduced will, among other improvements, aid the use of treated ash in cement, however, no full scale tests at a utility have yet been conducted. Such a test is planned later in August. Additional funds may also be required to fund expanded exploration activities in Venezuela. Along with more traditional debt financing, Registrant is also evaluating private placements of common stock and other equity placements to fund its current requirements. Registrant received a net of $2.8 million from the issuance of convertible debentures in the first quarter of 1998.

Registrant is funding the majority of cash costs of the Venezuelan diamond and gold exploration activities. Exploration activities on CODSA 14 were terminated when field work through June indicated that the diamond-bearing material present on the concession was not sufficient to support a mechanized mining operation. Registrant is in the process of applying for several concessions in Venezuela which, at the earliest, are not expected to be granted until 1999 after the new administration takes office. Exploration work on those concessions, if and when they are granted, is anticipated to be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow used in operations totaled $2,036,000 for the first six months of 1998 versus $1,041,000 for the same period in 1997. The increase is due to the start-up nature of activities at both Calgary and ADA. Production at Calgary and consolidation of ADA's results were both initiated after the first quarter of 1997. Cash flow from investing activities for the first six months of 1998 included capital expenditures of $817,000 and a net decrease inotherr asset and liabilities of $210,000. Cash flow from financing activities in the first six months of 1998 consisted of payments on notes payable and long-term debt of $500 ,000 and proceeds from the issuance of convertible debentures and notes payable of $3,084,000. Cash flow from investing activities for the same period in 1997 included collection and funding on notes receivable of $50,000, investment in ADA of $400,000, a net increase in other assets and liabilities of $1,040,000 and capital expenditures of $2,350,000. Cash flow from financing activities for the same period in 1997 included proceeds from the issuance of stock of $42,000 and proceeds from the issuance of convertible debentures of $4,695,000.

Results of Operations
Revenues from sales totaled $3,088,000 in the first six months of 1998 with $1,895,000 of that amount from ADA and $1,193,000 from Calgary phosphate sales. ADA's revenues were somewhat less than anticipated due to less than full-time operation of the unit at Wisconsin, delay in the installation of the two units at Mississippi and their only partial operation due to the treated ash usage and air preheater problems noted above. Sales of phosphate products were also less than targeted because of ADA's usage being less than expected and a less than anticipated market share due to product quality levels that preclude sales in certain significant markets. There were no significant phosphate chemical sales or consolidated ADA sales in the first six months of 1997.

Operating expenses increased significantly in the first six months of 1998 as compared to 1997 as significant expenses related to both Calgary phosphate production ($1,828,000 of the increase) and ADA ($1,067,000 of the increase) were not incurred in 1997. General and administrative expenses also rose significantly in the first six months of 1998 as compared to 1997 as a result of adding staff in Calgary for production ($372,000 of the increase), consolidation of ADA's start up activities ($494,000 of the increase) and an increased investor relations program ($350,000 of the increase).

Registrant's interest expense totaled approximately $1,084,000 for the first six months of 1998 and $1,284,000 for the same period in 1997. Included in interest expense for 1998 and 1997 are $1,027,000 and $1,232,000, respectively, in non-cash charges representing the 25% discount from market related to the convertible debentures issued in 1998 and 1997.

Impact of Year 2000 Issue
The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define years. Any of Registrant's computer programs or imbedded hardware that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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


                           PART II.  OTHER INFORMATION
Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. See Items 1(a) of Registrant's 1997 Form 10-KSB for a description of the convertible debentures issued by Registrant in January and February of 1998. The debentures were sold to a limited number of accredited investors pursuant to the exemption provided by section 4(2) of the Securities Act of 1933. As of June 30, 1998, $3,081,000 of such debentures had been converted to 3,497,981 shares of Common stock of Registrant. Placement fees totaling $246,000 in cash and 24,647 shares of stock were paid in connection with the convertible debentures.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits - No change from Item 13 of Registrant's 1997 Form 10-KSB.

          Exhibit 27  - Financial Data Schedule (electronic filing only)

     (b) Forms 8-K - A Form 8-K dated May 12, 1998 was filed reporting the Registrant's acquisition of the remaining 49% interest in ADA Environmental Solutions LLC through the issuance of approximately 1,715,000 of its common shares.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Earth Sciences, Inc.
                                                  Registrant

Date:  August 13, 1998                    /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                     President and Chief  Financial Officer