Form 10QSB
period 1998-09-30
EARTH SCIENCES INC
filed 1998-11-12
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,893,739 Shares of Common Stock, one cent par value outstanding as of November 6, 1998.

Transitional Small Business Disclosure Format: Yes______ ; No     X

FINANCIAL STATEMENTS
                      Earth Sciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                September 30, 1998

                                                             UNAUDITED
               Assets                              (amounts in thousands)
Current assets:
  Cash, and cash equivalents                                $    451
  Trade receivables, net of allowance for
    doubtful accounts of $6                                      735
  Inventories                                                    655
  Prepaid expenses and other                                      88
                                                               -----
     Total current assets                                      1,929

Property, plant and equipment, at cost                        21,116
    Less accum. depreciation and amortization                 (5,355)
                                                              ------
     Net property and equipment                               15,761

Other assets:
  Goodwill, net of accum. amortization of $150                 3,099
  Other, net of accum. amortization of $1                         68
                                                              ------
     Total other assets                                        3,167
                                                              ------
Total Assets                                                 $20,857
                                                              ======

          Liabilities and Stockholders' Equity
Current liabilities:
  Account payable and notes payable                         $  1,026
  Accrued salaries, wages and benefits                           279
  Other accrued liabilities                                      447
  Billings in excess of costs on uncompleted contracts           123
  Current portion of long-term debt                               86
                                                               -----
     Total current liabilities                                 1,961

Long-term liabilities:
  Extraction plant liability                                   4,850
  Convertible debentures - related party                       1,000
  Other liabilities                                              364
                                                               -----
                                                               6,214
Stockholders' equity:
  Common stock $.01 par value                                    219
  Additional paid-in capital                                  24,011
  Accumulated deficit                                        (11,773)
                                                              ------
     Total stockholders' equity                               12,457
                                                              ------
Total Liabilities and Stockholders' Equity                   $20,857
                                                              ======

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1998 and 1997

                                             UNAUDITED
                                     1998                  1997
                 (amounts in thousands, except shares and per share amounts)
                                3 Mos.    9 Mos.     3 Mos.     9 Mos.
NET REVENUES:
  Sales                      $  813       3,901        591        826
  Other                         136         253         11        102
                              -----       -----       ----       ----
    Total                       949       4,154        602        928
COSTS AND EXPENSES:
  Operating                   1,045       4,263      1,004      1,446
  General and administrative    665       2,531        726      1,330
  Depreciation and amort.       172         546        121        247
                              -----       -----      -----      -----
     Total expenses           1,882       7,340      1,851      3,023
                              -----       -----      -----      -----
OPERATING LOSS                ( 933)     (3,186)    (1,249)    (2,095)
OTHER INCOME (EXPENSE):
  Interest expense              (53)     (1,138)      (690)    (1,974)
  Minority interest in loss
    of subsidiary                -            3         95        143
                              -----       -----      -----      -----
                                (53)     (1,135)      (595)    (1,831)
                              -----       -----      -----      -----
NET LOSS                    $ ( 986)     (4,321)    (1,844)    (3,926)
                              =====       =====      =====      =====
NET LOSS PER COMMON SHARE
(Basic and Diluted)         $  (.05)       (.22)      (.21)      (.45)
                              =====       =====      =====      =====
WEIGHT AVERAGE COMMON SHARES
  OUTSTANDING             21,844,000   19,456,000  8,896,000  8,732,000
                          ==========   ==========  =========  =========

--------------------------------------------------------------------------------
                      Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Accumulated Deficit
                  Nine Months Ended September 30, 1998 and 1997
                                                       UNAUDITED
                                                    1998          1997
                                                (amounts in thousands)

Accumulated deficit as of January 1            $ (7,452)         (2,721)
Net loss for the period                          (4,321)         (3,926)
                                                -------          ------
Accumulated deficit as of September 30        $ (11,773)         (6,647)
                                                 ======           =====

See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                    UNAUDITED
                                                    1998               1997
                                                    (amounts in thousands)
Cash flows from operating activities:
  Net loss                                      $ (4,321)           $ (3,926)
  Adjustments to reconcile net loss to net cash
    used in operations:
     Depreciation and amortization                   546                 247
     Interest expense related to debt discount     1,063               1,801
     Expenses paid with stock                        218                  23
     Gain on sale of building                       (188)                 -
     Sale of marketable securities                    -                1,135
     Change in operating assets and liabilities      611              (1,181)
                                                   -----               -----
       Net cash used by operating activities      (2,071)             (1,901)

Cash flows from investing activities:
  Collection on notes receivable                     -                    50
  Notes receivable funded                            -                   (50)
  Proceeds from sale of building                     345                  -
  Capital  expenditures                             (922)             (2,857)
  Purchase of investment in ADA                      -                (1,503)
  Net decrease (increase) in other assets
    and liabilities                                  183                (736)
                                                   -----               -----
     Net cash used by investing activities          (394)             (5,096)

Cash flows from financing activities:
  Payments on notes and long-term debt              (500)                -
  Proceeds from issuance of common stock             -                    42
  Proceeds from convertible debentures and
    notes payable                                  3,084               6,685
                                                   -----               -----
     Net cash provided by financing activities     2,584               6,727
                                                   -----               -----
Net decrease in cash and cash equivalents            119                (270)

Cash and cash equivalents at beginning of period     332                 586
                                                   -----               -----
Cash and equivalents at end of period            $   451             $   316
                                                   =====               =====
Supplemental Schedule of Cash Flow Information:

     Cash payments for interest                  $    27             $    46
                                                    ====                ====
     Conversion of notes payable and debentures  $ 9,188             $    76
                                                   =====                ====
See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1998
(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1997 Form 10-KSB.

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

                         Liquidity and Capital Resources
Registrant is seeking working capital and equipment financing in the amount of approximately $1.5 million to fund increases in accounts receivable and inventory, and equipment for improvements of quality in its phosphate products. Discussions are underway with several asset-based lenders and others to provide such financing. Such financing along with existing working capital are expected to be sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both targeted for the first quarter of 1999.

The achievement of positive cash flow at Calgary is dependent upon several factors including continued improvement of product quality, success in marketing phosphate products and meeting competition in the market place; the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the continued successful operation of the unit at Wisconsin, resolution of treated ash usage in cement and the air preheater blockage problems encountered at Mississippi, and the signing of new contracts. Unsatisfactory operations at Wisconsin, poor test results and/or failure to sign new contracts could likely delay or frustrate such achievement.

Lab tests, recent tests at a refinery and full scale use at the utility in Wisconsin have demonstrated the new product blend ADA has recently intro-duced will, among other improvements, aid the use of treated ash in cement. Discussions with the utility in Mississippi are expected to result in the test there of the new product before year end.

Registrant is funding the majority of cash costs of the Venezuelan diamond and gold exploration activities. Exploration activities on CODSA 14 were terminated when fieldwork through June indicated that the diamond-bearing material present on the concession was not sufficient to support a mechanized mining operation. Registrant has applied for a total of ten new concessions this year in Venezuela which, at the earliest, are not expected to be granted until the spring of 1999 after the new administration takes office. Exploration work on those conces-sions, if and when they are granted, is anticipated to be met through existing working capital.

Additional funds may be required to fund expanded exploration activities in Venezuela. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate. Along with more traditional debt financing, Registrant may also evaluate private placements of common stock and other equity placements to fund current requirements. Registrant received a net of $2.8 million from the issuance of convertible debentures in the first quarter of 1998.

Cash flow used in operations totaled $2,071,000 for the first nine months of 1998 versus $1,901,000 for the same period in 1997. The increase is due to the start-up nature of activities at both Calgary and ADA. Production at Calgary and consolidation of ADA's results were both initiated after the first quarter of 1997. Cash flow from investing activities for the first nine months of 1998 included net proceeds from the sale of a building of $345,000, capital expen-ditures of $922,000 and a net decrease in other asset and liabilities of $210,000. Cash flow from financing activities in the first nine months of 1998 consisted of payments on notes payable and long-term debt of $500,000 and proceeds from the issuance of convertible debentures and notes payable of $3,084,000. Cash flow from investing activities for the same period in 1997 included collection and funding on notes receivable of $50,000, investment in ADA of $1,503,000, a net increase in other assets and liabilities of $736,000 and capital expenditures of $2,857,000. Cash flow from financing activities for the same period in 1997 included proceeds from the issuance of stock of $42,000 and proceeds from the issuance of convertible debentures of $6,685,000.

Results of Operations
Revenues from sales totaled $3,901,000 in the first nine months of 1998 with $2,428,000 of that amount from ADA and $1,473,000 from Calgary phosphate sales. ADA's revenues were less than anticipated due to less than full-time operation of the unit at Wisconsin, delay in the installation of the two units at Mississippi and their only partial operation due to the treated ash usage and air preheater problems noted above. Sales of phosphate products were also less than targeted because of ADA's usage being less than expected and a less than anticipated market share due to product quality levels that preclude sales in certain significant markets. There were no significant phosphate chemical sales or consolidated ADA sales in the first nine months of 1997.

Operating expenses increased significantly in the first nine months of 1998 as compared to 1997 as significant expenses related to both Calgary phosphate production ($2,595,000 of the increase) and ADA ($1,708,000 of the increase) were not incurred in 1997. General and administrative expenses also rose significantly in the first nine months of 1998 as compared to 1997 as a result of adding staff in Calgary for production ($558,000 of the increase), consolida-tion of ADA's start up activities ($680,000 of the increase) and an increased investor relations program ($350,000 of the increase).

Registrant's interest expense totaled approximately $1,138,000 for the first nine months of 1998 and $1,974,000 for the same period in 1997. Included in interest expense for 1998 and 1997 are $1,063,000 and $1,801,000, respectively, in non-cash charges representing the 25% discount from market related to the convertible debentures issued in 1998 and 1997.

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

Based  on  a  recent  assessment, Registrant determined  that  it  will  not  be necessary to modify or replace any significant portions of its equipment or software so that its computer systems will properly utilize dates beyond December 31, 1999. The Year 2000 Issue is not expected to have a material impact on the stand-alone operations of Registrant. Registrant does not expect to incur any material expenses or costs related to the Year 2000 Issue to modify systems.

Based on a review of the nature and quantity of transactions with significant suppliers and large customers to determine the extent to which Registrant is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, Registrant has concluded that it does not materially rely on third parties' systems for the continuance of its operations, except that Registrant does rely on utilities supplied by municipalities and power companies, the dis-ruption of which will cause Registrant to shut down its affected operations. Extended disruption of utility services will have a material adverse effect on Registrant. With regard to other third party systems, there can be no guarantee that a failure to convert by another company, or a conversion that is incompatible with Registrant's systems, would not have a material adverse effect on Registrant. Registrant has determined that it has no exposure to contingencies related to the Year 2000 Issue for products or services it has sold.


                           PART II.  OTHER INFORMATION
Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. See Items 1(a) of Registrant's 1997 Form 10-KSB for a description of the convertible debentures issued by Registrant in January and February of 1998. The debentures were sold to a limited number of accredited investors pursuant to the exemption provided by section 4(2) of the Securities Act of 1933. As of September 30, 1998, $3,081,000 of such debentures had been converted to 3,497,981 shares of Common stock of Registrant. Placement fees totaling $246,000 in cash and 24,647 shares of stock were paid in connection with the convertible debentures.

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


                                             Earth Sciences, Inc.
                                                  Registrant

Date:  November 12, 1998                    /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                     President and Chief  Financial Officer