Form 10QSB/A
period 1998-09-30
EARTH SCIENCES INC
filed 1998-11-17
CIK 30985

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                           AMENDMENT #1 TO PART I, ITEM 1

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

                                                             UNAUDITED
               Assets                              (amounts in thousands)
Current assets:
  Cash, and cash equivalents                                $    451
  Trade receivables, net of allowance for
    doubtful accounts of $6                                      735
  Inventories                                                    655
  Prepaid expenses and other                                      88
                                                               -----
     Total current assets                                      1,929

Property, plant and equipment, at cost                        21,116
    Less accum. depreciation and amortization                 (5,355)
                                                              ------
     Net property and equipment                               15,761

Other assets:
  Goodwill, net of accum. amortization of $150                 3,099
  Other, net of accum. amortization of $1                         68
                                                              ------
     Total other assets                                        3,167
                                                              ------
Total Assets                                                 $20,857
                                                              ======

          Liabilities and Stockholders' Equity
Current liabilities:
  Account payable and notes payable                         $  1,026
  Accrued salaries, wages and benefits                           279
  Other accrued liabilities                                      447
  Billings in excess of costs on uncompleted contracts           123
  Current portion of long-term debt                               86
                                                               -----
     Total current liabilities                                 1,961


Long-term debt, due after one year                               225

Long-term liabilities:
  Extraction plant liability                                   4,850
  Convertible debentures - related party                       1,000
  Other liabilities                                              364
                                                               -----
                                                               6,214
Stockholders' equity:
  Common stock $.01 par value                                    219
  Additional paid-in capital                                  24,011
  Accumulated deficit                                        (11,773)
                                                              ------
     Total stockholders' equity                               12,457
                                                              ------
Total Liabilities and Stockholders' Equity                   $20,857
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


                                             Earth Sciences, Inc.
                                                  Registrant

Date:  November 16, 1998                    /s/ Mark H. McKinnies
                                            Mark H. McKinnies
                                     President and Chief  Financial Officer