Form 10KSB
period 1998-12-31
EARTH SCIENCES INC
filed 1999-03-31
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 4,893,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
As of March 12, 1999 was $18,490,000.


Number of shares outstanding of registrant's Common Stock, one cent par value as of March 12, 1999 - 23,554,362.


DOCUMENTS INCORPORATED BY REFERENCE :
None


Transitional Small Business Disclosure Format:  Yes __ No  X

                                     PART I

Item 1. Description of Business

This Annual Report may contain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." .

     (a) Business Development.

Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is chemical processing, air pollution control and mineral exploration company. Production of purified phosphate products in Calgary commenced in June 1997. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the operation of its solvent extraction facility in Calgary, Alberta for production of purified phosphate products; flue gas conditioning technology for coal-fired boilers and other applications provided through ADA Environmental Solutions LLC ("ADA"), a wholly-owned subsidiary; and continued exploration activities for diamond and gold resources in Venezuela.

During 1998, ESI (1) acquired the remaining equity interest in ADA and through ADA (a) received 2 patents for its flue-gas conditioning technology, (b) developed new products to resolve treated ash use in cement, (c) was awarded several contracts to demonstrate various technologies, and (d) successfully completed the warranty period for its installation in Wisconsin; (2) continued and improved production of purified phosphate products at its solvent extraction facility in Calgary, Alberta, Canada; (3) applied for 15 mineral concessions in Venezuela covering over 30,000 acres and continued exploration activities for diamond and gold resources in Venezuela; (4) issued $3,081,000 in convertible debentures to fund its activities; and (5) maintained its position in several mineral resources and prospects in the Western US.

Thus far in 1999, ESI has (a) signed a letter of intent with Chemical Interchange Company ("CIC") to sell 6,000-8,000 tons per year of purified phosphoric acid ("PPA") for distribution in the US primarily east of the Rocky Mountains; (b) been awarded a third patent for advanced flue-gas conditioning technology; and (c) won additional commitments for demonstration of several technologies related to air pollution control. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

In May 1998, ESI acquired the remaining 49% interest in ADA through the issuance of approximately 1,716,000 of its common shares. ESI's initial 51% interest was purchased in 1997 by payments to ADA totaling $2,500,000. At that time ESI obtained the option to acquire the remaining 49%. In December 1997, ADA delivered its first three commercial units; one to Alliant Power Company ("APC") and two to Mississippi Power Co. ("MPC"), in accordance with contract terms. Initial injection of chemical was suspended earlier in the year after concerns arose from the results of co-injection of other chemicals. ADA-34, a new chemical blend, was developed during the summer of 1998 in response to those concerns. Injection of ADA-34, commenced in September 1998 at the APC installation. The APC unit has been operating successfully since that time and has completed its three-month warranty period in December 1998. One unit at MPC commenced injection in the first half of March 1998, while the second unit commenced operation in May after completion by MPC of necessary electrical and piping connections. Injection at both these units was suspended when the treated fly ash collected lengthened the set time in cement where it was being recycled as a filler. ADA-34 addresses that concern and has proven acceptable in tests of the treated fly ash generated at the APC unit. MPC has elected a major capital conversion for both of its systems and other modifications that will alleviate the current need for ADA's flue-gas conditioning technology. Although ADA-34 continues to perform well at the installations where it is in use, the parameters and mechanisms that determine its effectiveness are complex and dependent on several factors outside the control of ADA. There can be no assurances that any of the units will continue to perform as anticipated.

ESI's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feed stock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility is routinely producing technical grade phosphoric acid and evaluations are in process to select equipment for production of food grade product targeted for completion in 1999. Production and sales of products have been increasing monthly as ESI establishes and expands its market position. ESI also intends to pursue the recovery of other valuable elements in the feed stock once sufficient levels of routine production and cash flow are achieved. Initial investigation of such production recovery potential and the equipment required to produce food grade material are estimated at a combined cost between $200,000-$500,000. Such amounts are expected to be funded from equipment leasing opportunities and internally generated cash flow. There can be no assurances that Registrant will be able to achieve its anticipated goals.

During 1998, through ESI's Venezuelan company, VENESI, ESI continued gold exploration and development activities in Venezuela. ESI also owns 83% of another company, Minera Antabari C.A. ("Antabari"), which received a contract on a 1200 acre site on the Guyana Shield in March 1992. VENESI is discussing further exploration work at this contract area with third parties. Three other contracts were filed for in 1994 and refiled in 1995 with the Venezuelan Ministry of Energy and Mines ("MEM"). VENESI is awaiting response from MEM on these filings. Several other sites with existing MEM concessions are being evaluated, and VENESI is negotiating with the current concession holders to obtain rights to further explore these areas. In 1998 VENESI filed for 15 concessions covering approximately 30,000 acres with prospective interests for diamonds and gold. In 1999 VENESI expects to conduct surface exploration on the concessions, currently filed for, when they are granted, and file applications in other areas of interest.

In January and February 1998, ESI issued $3,080,845 of 4% convertible debentures (the "1998 Debentures") for which ESI received net proceeds of approximately $2,830,000. Interest was payable quarterly. The 1998 Debentures were convertible at any time following 45 days after the issuance thereof and mature on January 31, 1999. The Debentures were convertible into shares of common stock based on a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $2.00 per share. All such debentures were converted to a total of 3,497,981 shares of common stock during 1998.

In February 1999, ESI sold 1,260,623 shares of common stock and received net proceeds of $1,137,000. Such shares are restricted from sale until after a registration statement becomes effective covering their subsequent sale or 90 days after the sale which ever occurs later. ESI has committed to file such a registration statement no later then April 11, 1999 and has an obligation to issue additional shares in the event the market price at the time of sale is less than 125% of the purchase price. Such additional shares are limited to two and one half times the number of shares originally issued.

     (b) Business of Issuer.

Registrant is a chemical processing, air pollution control and mineral exploration company. Registrant owns a processing facility in Calgary, Alberta, Canada which recovered uranium oxide from phosphoric acid and for which the production of purified phosphate products commenced in June 1997; a 100% interest in ADA which provides air pollution control technologies and services; alunite properties which contain alumina, sulfur and potash; other domestic properties containing gold, vanadium and phosphate; and controls prospects containing copper, molybdenum, silver, lead and zinc.

Registrant, through its 100% ownership of Recursos Minerales VENESI C.A. ("VENESI"), 83% ownership in Minera Antabari C.A. ("Antabari") and its 67% ownership in Recursos Minerales ESIGEO C.A. ("ESIGEO") is exploring, evaluating, acquiring and plans to develop diamond and gold resources in Venezuela.

                       Calgary Solvent Extraction Facility

In 1997, ESI commenced production of purified phosphate products at the facility. The facility currently produces purified phosphoric acid ("PPA") and by-products. Earth Sciences Extraction Company ("ESEC"), a wholly-owned Canadian limited partnership of ESI, operates the solvent extraction facility in Calgary, Alberta.

ESEC's Facility

The phosphoric acid treatment facility was maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC modified the facility to purify superphosphoric acid ("SPA") to produce a technical grade PPA and by-products. ESI purchases SPA from a variety of US suppliers under different supply arrangements and has been able to acquire sufficient quantities to supply it's estimated requirements of SPA. There can be no assurances that the Company will be able to obtain sufficient quantities of SPA at reasonable prices. In the future, it is anticipated that phosphate rock from an open pit deposit owned by ESI may be processed under a tolling arrangement to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid

Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. ESEC competes with four North American PPA producers in the estimated 1.3 million tons PPA industrial market where an estimated 370,000 tons of direct consumption PPA is sold. ESEC is the sole producer in Canada and the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. ESEC is marketing PPA by attempting to match other producers' quality but with lower prices and improved service. If and when routine levels of production are achieved, it is anticipated that cost advantages will be realized from the use of less expensive purification through solvent extraction and lower freight costs. By-products are being sold in local fertilizer markets. All of the facility's production is being marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose principals have over 60 years of combined experience in the marketing and distribution of industrial and agricultural chemicals. The agreement is for an automatically renewing one-year term where TKI receives a commission of between $2.00-$5.00 per ton of product sold. A prepayment of $100,000 toward such commission was made in 1997, consisting of 50% cash and 50% stock. As additional compensation, the Company issued 50,000 shares and 80,000 shares of common stock to TKI in 1998 and 1999, respectively. There can be no assurances that actual sales recognized by ESEC will equal the anticipated volumes.

The growth and profitability of operations at the ESEC facility in Calgary are dependent upon, among other things, the sale of purified phosphate products to chemical distributors and customers. ESEC signed a letter of intent with Chemical Interchange Company ("CIC") to sell 6,000-8,000 tons per year of PPA for distribution in the US primarily east of the Rocky Mountains and is presently negotiating a similar contract with another group. However, Registrant has limited experience in marketing industrial chemicals and is relying on consultants and others to initiate and maintain other sales contacts. PPA is not typically sold under long-term contracts, and Registrant does not have any other significant long-term commitments to purchase its products. There can be no assurances that Registrant will be successful in its future sales efforts.

Solvent Extraction Process

The facility produces PPA using an environmentally clean solvent extraction process employing tributyl phosphate. The basic process is well established in the industry and believed by ESEC to be free of patent conflicts. The ESEC process was verified for several feedstocks by numerous laboratory bench tests and continuous recycle pilot plant runs. The studies show that a competitive PPA can be produced from most fertilizer grade phosphoric acid feedstock with extraction efficiencies of 70 to 90%. The remaining material is sold in local markets for its contained phosphate values. ESEC believes that no significant waste will be generated at the ESEC facility. However, the ESEC process has not been proven on a continuing, long-term commercial basis at the Calgary plant.
Although ESI has performed numerous bench-scale and pilot plant test of the process, and has operated the facility on a continuing basis since June of 1997, there can be no assurances that the process will yield satisfactory results when employed on a long-term continuous commercial scale.

Geographic Expansion

The growth and profitability of operations at the solvent extraction facility in Calgary will be dependent upon, among other things, the ability to become the predominate supplier of PPA in the geographic region surrounding Calgary and on the US West Coast, and to sell on an increasing basis to the Minneapolis/Chicago area. Although the contract with CIC will move products into the Midwest, there can be no assurance that ESEC's efforts to expand sales can be accomplished on a profitable basis.

Competition

ESEC's purified phosphate products will be sold in markets that are highly competitive. The principal competitive factors include product quality, price and distribution capabilities. There can be no assurances that ESEC will be able to compete successfully against current and future competitors based on these factors. ESEC is in competition with several domestic and international producers, many of whom have substantially greater financial, production, distribution and marketing resources than ESEC. As ESEC increases its market share, further competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse affect on the ESEC business, financial condition and results of operations.

If there is no demand, or the demand is less than projected, for ADA's services for flue gas conditioning agents using phosphoric acid, Registrant will not recognize the synergies expected from its acquisition, because ADA will not be able to utilize Registrant's purified phosphate products.

                           ADA Environmental Solutions

In 1997, ESI acquired a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition agreement, signed April 30, 1997 provided for (i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes to be paid at the scheduled closing, for the acquisition of an additional 46.2% interest in ADA, and (iii) an option to acquire the remaining equity interests (49%) in ADA. In May 1998 ESI exercised such option, acquiring a 100% interest in ADA, by issuance of 1,716,000 shares of stock.

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

Market for ADA Services

It is expected that the 1990 Clean Air Act Amendments will result in as many as 600 coal-fired utility boilers switching to low-sulfur coal by the year 2000 to meet the more stringent sulfur dioxide emission standards. Utilities that switch to low-sulfur coals will generally require flue gas conditioning to meet the federal standards unless they make costly equipment changes. ADA has entered this market with its proprietary non-toxic chemical conditioner which offers both technical and economic advantages over the hazardous chemicals currently being used. ADA's own sales staff markets its technology through trade shows, mailings and direct contact with potential customers.

ADA Competition

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

ADA Patents

ADA has received three patents related to different aspects of its technology. Although important to protect its continuing business, ADA does not consider any of such patents to be critical to the ongoing conduct of its business.
(See also the discussion below under the heading Patents, Licenses and Franchises.)

                           Venezuelan Gold Activities

ESI commenced initial exploration activities in Venezuela in the fall of 1988. No proven commercially viable reserves have been discovered on the properties discussed.

The decree which empowered the Corporacion Venezolana de Guyana ("CVG") to issue land contracts in the Guyana Shield has been determined to be illegal by the Venezuelan courts. The Ministry of Energy and Mines ("MEM") is expected to issue concessions to replace the over 450 existing CVG contracts after a study commissioned to evaluate the existing contracts' status is complete and final legislative action annuls the rights granted CVG. The SAMI land contract is included in this category and it is anticipated that its terms will improve as the new concession terms will be more favorable. The three applications for new land contracts discussed below are included with some 300 other unacted-upon requests that have accumulated with CVG since March 1994, when CVG stopped signing contracts. New applications to MEM have been made for these three areas and assurances have been obtained that they will receive priority when they are ultimately considered. Due to political complexities of coordinating land use between MEM and designated regions and states, it is uncertain when these new applications will be acted upon. In 1998, an additional 15 applications were made to MEM covering approximately 30,000 acres in southeastern Venezuelan, chiefly of interest for their diamond and gold potential. These applications were filed for areas where previous concessions had been granted but had lapsed. ESI expects MEM to give consideration to these applications on a more timely basis since the areas requested underwent a level of scrutiny in the past.

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

Each of the three application areas cover 500 hectares (approx. 1200 acres). The first concession area is known as Apicharai, located about 165 km from the town of La Paragua on a small tributary to the Antabari river with a history of panning and small scale hydraulic mining. The second concession area, known as Man-cai, is located in a remote area near the Brazilian border accessible by boat from the La Paragua river. The third concession area, known as Manaima, is located 50 km from the town of La Paragua. Although specific work programs have been formalized for initial detailed exploration of the above mentioned areas, such programs are on hold until the Venezuelan government grants the applied for concessions.

From May through December 1998, VENESI filed for 15 concessions ranging in size from 200 to 4,228 hectares (approx. 480 to 10,150 acres) all located in the Bolivar state in southeastern Venezuela. The location of the filings primarly centers in two areas, one near the Brazil border and the other south of the town of La Paragua. Both of these areas have historical diamond production from alluvial materials. ESI believes that there is growing body of geologic evidence to support the existence of kimberlitic sources for such diamonds in Venezuela and is targeting its exploration effort to acquire concessions with a likelihood for such sources. Thus far VENESI has not confirmed the existence of any kimberlites in Venezuela and there can be no assurances that its exploration efforts will be successful in the future.

The primary objectives of the 1999 plans are to determine as quickly as possible the nature and extent of diamond and gold mineralization on the anticipated new land concessions, if and when they are granted, and to continue to define those additional areas where future filings will be made. Activities may include pitting, surface geochemistry, geologic mapping and trenching.

                  Mineral Properties and Other Business Matters

During 1998 Registrant maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below).

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

Patents,  Licenses  and  Franchises  (See also the  discussion  above  under the heading "ADA Patents.") Registrant holds no patents, licenses, franchises or land contract which it considers material in light of its other assets. However, Registrant holds for itself, and in association with others, Federal Potassium Prospecting Permits, State Potash and Alunite Leases, Federal Potassium Preference Right Leases and Applications, Federal Phosphate Prospecting Permits, Federal Phosphate Leases, State Phosphate Leases, fee mineral rights and other exploration and mineral interests which are the basis for Registrant to explore and develop the properties subject thereto. In certain instances such mineral interests give preferential leasing rights to Registrant upon location and demonstration to the US Geological Survey Conservation Division that the deposit is a "valuable, workable deposit in commercial quantities".

Competition and Scarcity of Mineral Lands. Many companies and individuals are engaged in mineral exploration and development, including large, established mining companies with substantial capabilities and long earnings records. There is a limited amount of desirable mineral lands available for claim staking, lease or other acquisition in the United States ("US"), Venezuela and other areas where ESI contemplates conducting exploration activities. ESI may be at a competitive disadvantage in acquiring mineral properties since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than ESI. From time to time, specific properties or areas which would otherwise be attractive to ESI for exploration or acquisition are unavailable due to their previous acquisition by other companies.

Fluctuation in the Price of Minerals. The market price of minerals is extremely volatile and beyond the control of ESI. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on ESI's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of ESI's properties which are being explored or developed for that mineral could also drop dramatically, and ESI might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $285 per ounce and $384 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. ESI is not involved in, nor does it expect to enter into any hedging activities

Environmental Controls. Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may necessitate significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in ESI's intended activities. The Secretary of the Interior has directed the BLM to propose amendments to surface management regulations that impose more stringent reclamation and environmental protection requirements on mining operations. The extent of the changes, if any, which may be made by the BLM is not presently known, and the potential impact on ESI as a result of future regulatory action is difficult to predict. New or different environmental standards imposed by any governmental authority in the future may adversely affect the ESI's activities.

United States Federal and state environmental laws and regulations potentially applicable to mining exploration, development and operations of Registrant include: (a) the assessment of environmental impacts pursuant to the National Environmental Policy Act and its state counterparts; (b) the Endangered Species Act and any comparable state laws; (c) water quality laws and regulations which address impacts on waters of the United States or a state; (d) solid, and possibly hazardous, waste laws and regulations to the extent that waste is generated as a result of activities on the property; (e) air quality laws and regulations if air emissions result from site operations; and (f) mined land operational and reclamation requirements. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 1999 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of Registrant's business.

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

Proposed Legislation Affecting the Mining Industry. For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. As of December 31, 1998, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. ESI's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $300 per ounce, would have an approximated $9 to $12 per ounce impact on ESI's costs of any production from unpatented mining claims.

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

Dependence on Major Customers. (See also the discussions above under the headings "Market for Purified Phosphoric Acid" and "Market for ADA Services" and
Note 14 to the Consolidated Financial Statement submitted in response to Item 7 below.) Registrant's mineral exploration and property acquisition activities are not dependent upon one or a few major customers. The search for and commercialization of economic mineral deposits is highly competitive. Large companies having greater financial resources than Registrant and many small mining companies are active in acquiring, evaluating and developing mineral resource prospects in the western United States and Venezuela.

Research and Development Activities. Registrant spent approximately $19,000 and $98,000 on research and development activities related to the Calgary extraction facility during 1998 and 1997, respectively. ADA spent approximately $62,000 and $127,000 on research and development activities related to further development of its technology during 1998 and 1997, respectively.

Employees. As of December 31, 1998 Registrant employed 5 personnel at its Golden, Colorado, offices and 25 full-time at the Calgary facility. ADA employs 12 people at its offices in Littleton, Colorado and 2 others at locations in Alabama and New Hampshire. In addition, other personnel were employed on a contract basis for specific project tasks.


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

Exploration Properties

(a)Vanadium/Phosphate Properties.

Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, Federal leases and lease applications and leases with private parties. The properties are located near Paris and Bloomington, Idaho and cover approximately 2,500 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower
(main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

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

(b)  Emigrant Property.

In 1987 Registrant acquired fee ownership of two patented lode mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 1998.

(c)  Alunite Resources.

Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur. Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under Section 4 of the Leasing Act of February 7, 1927.

     (1) "LC" Alunite Property.

The property is located in southwestern Colorado, about 7 miles south of Lake City, Colorado and consists of approximately 1,667 acres. Results of exploration work to date show a total of 61.1 million tons of mineralized material. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).

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

     (2)"NG" Property and Other Utah Alunite Interests.

The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 1998. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties

(d) San Luis Property.

Registrant owns an 800 acre site near San Luis, Colorado on which gold mining was conducted from 1991 through 1996 and from which Registrant received royalty income during that period. Mining and milling activities were completed in 1996. The property was reclaimed in accordance with the plan approved by the State of Colorado during 1997 and 1998.
Registrant has listed the property for sale with a local real estate company.

(e) Calgary Solvent Extraction Facility.

Registrant owns a hydrometallurgical solvent extraction facility which produces purified phosphate products. The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12 acre site leased from the adjacent landowner.

Item 3. Legal Proceedings.

Registrant knows of no reportable pending legal matters involving Registrant or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.

Registrant's common stock trades on The NASDAQ Small-Cap Market under the symbol ESCI.

                           Price Ranges (high and low sale prices)
                                 1998                     1997
                                 ----                     ----
1st Quarter               $ 2.97   -  1.06          $ 4.05  -  3.00
2nd Quarter                 1.94   -  1.16            3.69  -  2.69
3rd Quarter                 1.38   -  0.53            3.13  -  2.06
4th Quarter                 0.84   -  0.47            2.19  -  1.06

The price ranges shown are based on NASDAQ quotations as reported by the National Association of Securities Dealers, Inc. The sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In October 1998, Registrant received notice from NASDAQ that it failed to meet the minimum bid requirement of $1.00 for continued listing. Registrant requested a written hearing before a board appointed by NASDAQ to stay the delisting, which hearing was held on February 18, 1999. On March 24, 1999, Registrant received written notice from NASDAQ that it has been granted an extension until June 30, 1999 to meet the minimum bid requirement. Management of Registrant is evaluating a reverse stock split, among other actions, as a means of gaining compliance with the minimum bid requirement.

(b) Holders.

The number of record holders of common stock, one cent par value of Registrant as of March 12, 1999 was approximately 1,900, the approximate number of beneficial shareholders is estimated at 9,900.

(c) Dividends.

Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The terms of the $1,000,000 debenture with Tectonic Construction Co. prohibit the payment of dividends without obtaining a written waiver.

(d) Recent Sales of Unregistered Securities.

In February 1999, Registrant sold 1,260,623 shares of its common stock for cash consideration of $1,137,000 to a limited number of accredited investors in reliance upon the exemption provided by section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report may contain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business."

                         Liquidity and Capital Resources

Management believes that existing working capital, a recently approved credit facility and recent private placements of common stock are sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both anticipated during 1999. The achievement of such positive cash flow is dependent upon several factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC and in Oregon, and the sale of at least two other units to any of a number of utilities where proposals have been issued. Significant delay in signing new contracts or unsatisfactory operations at the units operating could delay or frustrate such achievement. Additional funds may be required to fund expanded exploration activities in Venezuela (see Item 1(b) above) and purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 (see Item 1(a) above) and has received approval, subject to definitive documentation, of a $400,000 credit facility from the Bank of Hongkong secured by trade accounts receivable of ESEC.

Based on current estimates, the Calgary facility may require as much as U.S. $500,000 to initiate and finalize modification for the production of food grade phosphoric acid. Registrant expects to finance those requirements from bank borrowings, equipment leasing and/or existing working capital.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities. Activities planned on the existing SAMI contract and on those concessions expected to be granted in the future can be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow used in operations totaled $2,688,000 for 1998 versus $3,178,000 for 1997 and resulted primarily from the operating losses less non-cash charges for interest related to convertible debentures. Cash flow from investing activities for 1998 includes proceeds from sale of building of $337,000 and capital expenditures of $729,000. Cash flow from financing activities in 1998 consisted of payments on notes payable and long-term debt of $500,000, proceeds from the issuance of stock of $167,000 and proceeds from the issuance of convertible debentures and notes payable, net of $3,203,000. Cash flow from investing activities for 1997 included funding and collections on notes receivable of $50,000, and capital expenditures of $3,154,000 and the purchase of investment in ADA of $417,000. Cash flow from financing activities in 1997 consisted of payments on restructuring of extraction plant liability of $1,250,000, payments on notes payable and long-term debt of $886,000, proceeds from the issuance of stock of $42,000 and proceeds from the issuance of convertible debentures and notes payable, net of $8,586,000.

                              Results of Operations

Revenues from sales totaled $4,686,000 in 1998 versus $1,468,000 in 1997. In 1998 $2,818,000 of that amount was generated by ADA and $1,868,000 from Calgary phosphate sales. ADA's revenues were less than anticipated due to (1) delays in the installation of units at Wisconsin and Mississippi, (2) cessation of chemical injection in Mississippi when the treated fly-ash prolonged the set time of cement into which it was being recycled, and (3) less than expected additional sales due to market concern over the recycled fly-ash issue. In the summer of 1998, ADA developed a new chemical blend that has alleviated the cement set time problem and has improved overall performance in the several units where it has been utilized. (See discussion of ADA's Technology and Services above in Item 1.b.) Sales of phosphate products were also less than targeted because (1) ADA's demand was less than expected as described above, and
(2) product quality problems reduced margins and market acceptance, restricting sales. Additional filtering and other process changes instituted in the fourth quarter of 1998 have thus far solved the product quality issue, and the Calgary phosphate production facility has been routinely producing acceptable technical grade material since that time. Rental income included in other income decreased slightly in 1998 due to the sale of ESI office building in September 1998. Also included in other income for 1998 is gain on the sale of that building of $158,000. Other income in 1997 includes interest income earned from investment of funds on hand and a legal settlement in the amount of $30,000.

Operating expenses increased significantly in 1998 in response to increased sales and revenues related to both Calgary phosphate production ($1,663,000 of the increase) and ADA ($1,157,000 of the increase). The Company experienced negative gross margins at its Calgary operations in 1997 and 1998 primarily due to the start up nature of the phosphate production and the product quality problem mentioned above. The Company expects such margins to improve in 1999 with expected increased sales. ADA experienced positive gross margins in 1998, but these were less than expected from routine operations and resulted from ADA establishing its market acceptance and market share for its technology. The Company's ultimate success will be dependent on generating greatly improved gross margins which in turn are dependent upon increased sales and market penetration. Consolidated research and development decreased in 1998 to $81,000 from $225,000 in 1997. General and administrative expenses decreased by a net of approximately $500,000 in 1998 as a result of increases in Calgary related to increased production (an increase of $254,000), ADA's increased activities (an increase of $686,000), decreased investor relations expenses (a decrease of $1,227,000), and adoption of a sabbatical leave policy during 1997 not incurred in 1998 ($200,000 of the decrease).

Registrant's interest expense totaled approximately $1,264,000 for 1998 and $3,062,000 for 1997. Interest expense includes approximately $84,000 and $20,000 in 1998 and 1997, respectively, from the consolidation of the Canadian subsidiary's and ADA's results. Included in interest expense for 1998 and 1997 is $1,027,000 and $2,595,000, respectively of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in those years.

Extraordinary gain from debt restructuring recognized in 1997 represents the difference between the recorded liabilities at the time of settlement with Yankee Companies of $9,382,000 and the settlement payments totaling $1,250,000 plus the remaining recorded liability of $4,850,000, net of income taxes of $985,000.

                            Impact of Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written and imbedded chips using two digits rather than four digits to define years. Any of Registrant's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent and ongoing assessments, Registrant has determined that it will not be necessary to modify or replace any significant portions of its equipment or software so that its computer systems will properly utilize dates beyond December 31, 1999. The Year 2000 Issue is not expected to have a material impact on the operations of Registrant. Registrant does not expect to incur any material expenses or costs related to the Year 2000 Issue.

Based on a review of the nature and quantity of transactions with significant suppliers and large customers to determine the extent to which Registrant is vulnerable to those third parties' failure to remediate their own Year 2000 Issue, Registrant has concluded that it does not materially rely on third parties' systems for the continuance of its operations except that Registrant does rely on utilities supplied by municipalities and power companies, the disruption of which will cause Registrant to shut down its affected operations until such service is restored. Extended disruption of utility services will have a material adverse effect on Registrant. With regard to other third party systems, there can be no guarantee that a failure to convert by another company, or a conversion that is incompatible with Registrant's systems, would not have a material adverse effect on Registrant. Registrant has determined that it has no material exposure to contingencies related to the Year 2000 Issue for products or services it has sold.


Item 7. Financial Statements.

                         Index to Financial Statements
                         -----------------------------

     Independent Auditor's Report                                            F-2

     Financial Statements:
     Earth Sciences, Inc. and Subsidiaries

     Consolidated Balance Sheet, December 31, 1998                           F-3

     Consolidated Statements of Operations and Comprehensive Loss
          For the Years Ended December 31, 1998 and 1997                     F-4

     Consolidated Statement of Stockholders' Equity,
          For the Period from January 1, 1997 to December 31, 1998           F-5

     Consolidated Statements of Cash Flows,
          For the Years Ended  December 31, 1998 and 1997                    F-6

     Notes to Consolidated Financial Statements                              F-8


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.




                   (Balance of this page intentionally blank.)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. (1)


                                                                                    Term            First Became
      Name                  Age            Position and Offices                    Expires            Director
      ----                  ---            --------------------                    -------            --------
Ramon E. Bisque             67    Chairman of the Board of Directors and        Annual Meeting          1963
                                  Member of the Executive Committee               Date, 1999

Duane N. Bloom              65    Director, Secretary, Chairman of the                 "                1963
                                  Executive Committee

Michael D. Durham           49    Director, President of ADA, Member of the            "                1997
                                  Audit Committee

Robert H. Lowdermilk        62    Director, Member of the Audit Committee              "                1990

Mark H. McKinnies           47    Director, President of ESI, Treasurer,               "                1983
                                  Member of the Executive Committee


(1) Kristen R. Armstrong was a Director of Registrant from 1991 until her resignation on March 1, 1999.

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

     Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 14, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980, Secretary on January 23, 1981 and as a Director and President on February 23, 1983.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except Mr. Lowdermilk was late filing his Form 5 reporting one transaction.

Item 10.  Executive Compensation.


                               Summary Compensation Table

                                        Annual Compensation            Long Term Compensation
                                        -------------------            ----------------------
                                                                               Awards
                                                                               ------
Name of Individual and                                                       Securities
Principal Position                      Year     Salary      Other(2)  Underlying Options (#)
------------------                      ----     ------      --------  ----------------------
Ramon E. Bisque(1)                      1998     $87,884     $12,905          25,000
Chairman of the Board                   1997     $85,175     $12,291          25,000
                                        1996     $81,288     $11,706          50,000

Duane N. Bloom(1)                       1998     $118,638    $17,207          25,000
Chairman of the Executive Committee     1997     $114,564    $16,388          25,000
Secretary and Director                  1996     $107,240    $15,607          50,000

Mark H. McKinnies(1)                    1998     $126,619    $18,900          25,000
Director, President and Treasurer       1997     $116,618    $17,400          25,000
                                        1996     $101,568    $15,142         150,000


(1)Member of the Executive Committee of Registrant, which performs the duties of the Chief Executive Officer.

(2)Amounts represent pension and matching 401(k) payments made to a qualified plan by Registrant for the benefit of the named individual.


                            Options/SAR Grants in Last Fiscal Year
                               Individual Grants

                    Number of Securities    % of Total Options
                    Underlying Options      Granted to Employees   Exercise or Base    Expiration
Name                Granted (#)             in Fiscal Year         Price ($/Sh)           Date
-------------------------------------------------------------------------------------------------
Ramon E. Bisque       25,000                  8.3%                     $  .51           10/15/01
Duane N. Bloom        25,000                  8.3%                     $  .51           10/15/01
Mark H. McKinnies     25,000                  8.3%                     $  .51           10/15/01


All options shown for each individual were exerciseable as of December 31, 1998.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                    Number of Securities Underlying       Value of Unexercised
Name                Unexercised Options at FY-End (#)     Options at FY-End
------------------------------------------------------------------------------
Ramon E. Bisque             125,000                           $    2,100
Duane N. Bloom              125,000                           $    2,100
Mark H. McKinnies           225,000                           $    2,100

All options shown for each individual were exerciseable as of December 31, 1998.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 12, 1999, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk, each of the individuals named below has sole voting and investment power for the respective shares.


                                                     Amount and Nature of
Name and Address                                     Beneficial Ownership    Percent of Class
----------------                                     --------------------    ----------------

Ramon E. Bisque (Chairman of the Board of Directors)     433,281 (1)               2.1%
9113 Fern Way
Golden, CO

Duane N. Bloom (Director and Secretary)                  648,297 (2)               3.0%
5565 Pine Ridge Rd.
Golden, CO

Michael D. Durham (Director)                             772,269 (3)               3.3%
5252 Lariat Drive
Castle Rock, CO

Robert H. Lowdermilk (Director)                        1,041,889 (4)               4.6%
100 Cherry St.
Denver, CO

Mark H. McKinnies (Director and President)               225,805 (5)               1.1%
10134 S. Pinedale Dr.
Conifer, CO

Directors and Officers as a Group (5 individuals)      3,196,541 (6)              13.1%


Notes:

(1) Included in the amount shown are 100,000 shares to which Dr. Bisque has the right to acquire beneficial ownership through stock options, and 1,000 registered in the name of Dr. Bisque's wife.

(2) Included in the amount shown are 100,000 shares to which Dr. Bloom has the right to acquire beneficial ownership through stock options, and 7,725 shares registered in the name of Dr. Bloom's wife.

(3) Included in the amount shown are 30,000 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options.

(4) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk. Also included in the amount shown are 370,115 shares to which Tectonic Construction Co. ("TCC") has the right to acquire beneficial ownership through convertible debt and stock options. Mr. Lowdermilk is the president and majority shareholder of TCC.

(5) Included in the amount shown are 200,000 shares to which Mr. McKinnies has the right to acquire beneficial ownership through stock options.

(6) The amount shown includes 800,115 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

Item 12. Certain Relationships and Related Transactions.

(a) During 1997, Dr. Bisque borrowed a total of $50,000 from Registrant at an interest rate of 8%. The loan was paid back to Registrant prior to year end. The amount borrowed was collateralized by amounts owing to Dr. Bisque by Registrant and was made available from funds that would have otherwise only earned Registrant approximately 5%.

In 1991, the Registrant converted a total of $366,000 of deferred salaries payable to Mssrs. Bisque, Bloom and McKinnies to notes payable bearing interest at 9%, payable on demand, and granted them rights to convert such notes payable to shares of common stock at the then current market price of $.54 per share. The notes were collateralized by a mining property. As of December 31, 1997, $70,000 was outstanding under such notes. All of that amount was converted to common stock during the year ended December 31, 1998.

In 1997, Registrant issued a convertible debenture in the amount of $1,000,000 (the "Debenture") to Tectonic Construction Co. ("TCC") and borrowed $500,000 from TCC under a short-term note (the "1997 Note"). Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. These amounts were collateralized by a mining property, and buildings, equipment, receivables and inventory in Calgary. The Debenture and the 1997 Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly. The Debenture, if not converted, is due March 31, 2000. The Debenture is convertible at any time after November 30, 1997 into shares of common stock at a weighted average rate of $3.12. The 1997 Note was repaid in full in February, 1998. In May 1998 Registrant borrowed $250,000 from TCC under a short-term note (the "1998 Note") due March 31, 1999. The 1998 Note is collateralized by receivables and inventory in Calgary. The 1998 Note bears interest at the greater of prime plus two points or 10% which interest is payable quarterly.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 99.1 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibits 3.1, 4.3, and 10.5 through 10.9 were filed as exhibits to Registrant's 1996 Form 10KSB, Exhibits 4.4, 4.5, and 10.11through 10.13 were filed as exhibits to Registrant's 1997 Form 10KSB, all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).

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

2.2       Amended  and  Restated   Operating   Agreement  of  ADA  Environmental
          Solutions LLC, a Colorado Limited Liability Company, April 30, 1997.

3.1*      Articles of Incorporation, as amended and restated.

3.2       By-laws.

4.3       Form of Convertible Debenture due March 31, 1999.

4.4       Form of Convertible Debenture due January 31, 1999.

4.5       Form of Convertible Debenture due March 31, 2000.

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

10.6 Option Agreement dated January 20, 1997 between Registrant and Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.

10.7 Letter of Intent among ADA Environmental Solutions LLC, ADA-ES, Inc. their respective members and shareholders and Registrant.

10.8      Securities Purchase Agreement dated March 21, 1997.

10.9      Registration Rights Agreement dated March 21, 1997.

10.10     Independent   Contractor  Agreement  dated  January  1,  1997  between
          Registrant and Twin-Kem International, Inc.

10.11 Subscription and Investment Agreement dated June 12, 1997 between Tectonic Construction Company and Registrant.

10.12 Assignment of Net Profits Interest dated November 1, 1997 from Registrant, ESI Resource Limited, and Earth Sciences Extraction Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.

10.13 Letter Agreement dated January 9, 1998 between CODSA 14 S.A., Registrant and Recursos Minerales VENESI C.A.

10.14* Letter of Intent dated January 28, 1999 between ESI Resource Limited, Earth Sciences Extraction Company and Chemical Interchange Company.

10.15*    Securities Subscription Agreement dated February 1999

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

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies                   /s/ Duane N. Bloom
------------------------                   ------------------
Mark H. McKinnies, President               Duane N.  Bloom,  Member of
and Principal Financial Officer            Executive Committee

Date   March 26, 1999                      March 26, 1999
       --------------                      --------------

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

March 26, 1999                             March 26, 1999
--------------                             --------------
     Date                                       Date

/s/Duane N. Bloom                          /s/ Michael D. Durham
-----------------                          ---------------------
Duane N.  Bloom, Director                  Michael D. Durham, Director

March 26, 1999                             March 26, 1999
--------------                             --------------
     Date                                       Date

/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies, Director

March 26, 1999
--------------
     Date

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - December 31, 1998...............................F-3

Consolidated Statements of Operations and Comprehensive Loss -
         For the Years Ended December 31, 1998 and 1997......................F-4

Consolidated Statements of Changes in Stockholders' Equity -
         For the Years Ended December 31, 1998 and 1997......................F-5

Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 1998 and 1997......................F-6

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado



We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
March 19, 1999

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                      $    122,000
    Trade receivables, with allowance for doubtful
       accounts $4,000                                                  549,000
    Inventories                                                         508,000
    Prepaid expenses and other                                           81,000
                                                                   ------------
             Total current assets                                     1,260,000

PROPERTY, PLANT AND EQUIPMENT, at cost                               20,763,000
    Less accumulated depreciation and amortization                   (5,333,000)
                                                                   ------------
             Net property, plant and equipment                       15,430,000
                                                                   ------------

OTHER ASSETS                                                             69,000

INTANGIBLE ASSETS, net of $390,000 in amortization                    3,190,000
                                                                   ------------

TOTAL ASSETS                                                       $ 19,949,000
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    935,000
    Accrued expenses                                                    389,000
    Billings in excess of costs and profits on
      uncompleted contracts                                             170,000
    Note payables:
         Related parties                                                277,000
         Line-of-credit                                                 185,000
    Other current liabilities                                            66,000
                                                                   ------------
             Total current liabilities                                2,022,000

LONG-TERM LIABILITIES:
    Extraction plant liability                                        4,850,000
    Convertible debentures - related parties                          1,000,000
    Other liabilities                                                   590,000
                                                                   ------------
                                                                      6,440,000
COMMITMENTS (Notes 2, 6, 10, and 11)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,00
         shares authorized; 22,194,000 shares issued                    222,000
    Additional paid-in capital                                       24,157,000
    Accumulated deficit                                             (12,892,000)
                                                                   ------------
             Total stockholders' equity                              11,487,000
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,949,000
                                                                   ============



       See accompanying notes to these consolidated financial statements.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                   ----------------------------
                                                       1998             1997
                                                       ----             ----
NET REVENUES:
    Sales                                          $  4,686,000    $  1,468,000
    Other income                                        208,000         110,000
                                                   ------------    ------------
             Total revenues                           4,894,000       1,578,000

COST AND EXPENSES:
    Operating                                         5,077,000       2,565,000
    General and administrative                        3,074,000       3,557,000
    Research and development                             81,000         225,000
    Depreciation and amortization                       735,000         341,000
                                                   ------------    ------------
             Total expenses                           8,967,000       6,688,000
                                                   ------------    ------------

OPERATING LOSS                                       (4,073,000)     (5,110,000)

OTHER INCOME (EXPENSE):
    Interest expense                                 (1,264,000)     (3,062,000)
    Minority interest in loss of subsidiary                --           297,000
    Other, net                                         (103,000)       (139,000)
                                                   ------------    ------------
             Total other income (expense)            (1,367,000)     (2,904,000)

LOSS BEFORE EXTRAORDINARY ITEMS AND TAXES            (5,440,000)     (8,014,000)

    Income tax benefit                                     --           985,000
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                       (5,440,000)     (7,029,000)
                                                   ------------    ------------

    Extraordinary gain from debt restructuring
         (net of income tax of $985,000)                   --         2,298,000
                                                   ------------    ------------

NET LOSS                                           $ (5,440,000)   $ (4,731,000)
                                                   ============    ============

OTHER COMPREHENSIVE ITEMS -
    Foreign currency translation adjustment                --            (9,000)
                                                   ------------    ------------

COMPREHENSIVE LOSS                                 $ (5,440,000)   $ (4,722,000)
                                                   ============    ============

NET LOSS PER COMMON SHARE (Basic and Diluted):
    Before extraordinary item                      $       (.27)   $       (.76)
    Extraordinary gain                                     --               .25
                                                   ------------    ------------

             Net loss per common share             $       (.27)   $       (.51)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           20,116,000       9,290,000
                                                   ============    ============


       See accompanying notes to these consolidated financial statements.

                         EARTH SCIENCES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               Additional
                                                       COMMON STOCK             Paid-in
                                                   Shares        Amount         Capital
                                                   ------        ------         -------

BALANCES, January 1, 1997                         8,449,000   $     84,000   $  8,645,000

    Debt converted to common stock                2,620,000         26,000      3,900,000
    Officer/director debt converted to
           common stock                             280,000          3,000        148,000
    Stock and options issued for services           507,000          5,000      1,244,000
    Stock issued for cash                            20,000           --           42,000
    Stock issued for acquired subsidiary             36,000          1,000        119,000
    Foreign currency translation adjustment            --             --             --
    Transfer of foreign currency translation
           adjustment to additional paid-in
           capital                                     --             --       (1,837,000)
    Net loss                                           --             --             --
                                               ------------   ------------   ------------

BALANCES, December 31, 1997                      11,912,000        119,000     12,261,000

    Debt converted to common stock                8,046,000         80,000      9,467,000
    Officer/director debt converted to
           common stock                              70,000          1,000         37,000
    Stock and options issued for services           150,000          2,000        174,000
    Stock issued for cash                           300,000          3,000        164,000
    Stock issued for interest in
           acquired subsidiary                    1,716,000         17,000      2,054,000
    Net loss                                           --             --             --
                                               ------------   ------------   ------------

BALANCES, December 31, 1998                      22,194,000   $    222,000   $ 24,157,000
                                               ============   ============   ============


               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                      (Continued)

                                                                Cumulative
                                                Accumulated     Translation
                                                  Deficit       Adjustments        TOTAL
                                                  -------       -----------        -----

BALANCES, January 1, 1997                      $ (2,721,000)   $ (1,828,000)   $  4,180,000

    Debt converted to common stock                     --              --         3,926,000
    Officer/director debt converted to
           common stock                                --              --           151,000
    Stock and options issued for services              --              --         1,249,000
    Stock issued for cash                              --              --            42,000
    Stock issued for acquired subsidiary               --              --           120,000
    Foreign currency translation adjustment            --            (9,000)         (9,000)
    Transfer of foreign currency translation
           adjustment to additional paid-in
           capital                                     --         1,837,000            --
    Net loss                                     (4,731,000)           --        (4,731,000)
                                               ------------    ------------    ------------

BALANCES, December 31, 1997                      (7,452,000)           --         4,928,000

    Debt converted to common stock                     --              --         9,547,000
    Officer/director debt converted to
           common stock                                --              --            38,000
    Stock and options issued for services              --              --           176,000
    Stock issued for cash                              --              --           167,000
    Stock issued for interest in
           acquired subsidiary                         --              --         2,071,000
    Net loss                                     (5,440,000)           --        (5,440,000)
                                               ------------    ------------    ------------

BALANCES, December 31, 1998                    $(12,892,000)   $       --      $ 11,487,000
                                               ============    ============    ============


           See accompanying notes to these consolidated financial statements.

                                           F-5

                              EARTH SCIENCES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(5,440,000)   $(4,731,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depletion, depreciation and amortization                    735,000        341,000
            Minority interest in loss                                      --         (297,000)
            Interest expense related to debt discount                 1,027,000      2,595,000
            Write-down of mineral properties                               --           87,000
            Gain on sale of building                                   (158,000)          --
            Gain on settlement of debt, net of income taxes                --       (2,298,000)
            Income tax benefit                                             --         (985,000)
            Expenses paid with stock and options                        176,000        427,000
            Changes in operating assets and liabilities:
                  (Increase) decrease in:
                       Receivables                                      277,000       (521,000)
                       Inventories                                       12,000       (519,000)
                       Other assets                                     517,000        318,000
                       Sale of marketable securities                       --        1,135,000
                  Increase (decrease) in:
                       Accounts payable                                  59,000        624,000
                       Billings in excess of costs and profits on
                          uncompleted contracts                         508,000           --
                       Accrued expenses                                 191,000        524,000
                       Other liabilities                               (592,000)       122,000
                                                                    -----------    -----------
        Net cash used in operating activities                        (2,688,000)    (3,178,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on notes receivable                                        --           50,000
    Notes receivable funded                                                --          (50,000)
    Proceeds from sale of building                                      337,000           --
    Capital expenditures                                               (729,000)    (3,154,000)
    Purchase of investment in ADA                                          --         (417,000)
                                                                    -----------    -----------
        Net cash used in investing activities                          (392,000)    (3,571,000)



               See accompanying notes to these consolidated financial statements.



                            EARTH SCIENCES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (continued)

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                      1998           1997
                                                                      ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on restructuring of extraction plant liability              --       (1,250,000)
    Payments on notes payable and long-term debt                     (500,000)      (886,000)
    Proceeds from convertible debentures and notes payable, net     3,203,000      8,586,000
    Proceeds from issuance of common stock                            167,000         42,000
                                                                  -----------    -----------
        Net cash provided by financing activities                   2,870,000      6,492,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --            3,000
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (210,000)      (254,000)

CASH AND CASH EQUIVALENTS, beginning of year                          332,000        586,000
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                            $   122,000    $   332,000
                                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                    $   121,000    $   223,000
                                                                  ===========    ===========

    Conversion of notes payable and debentures                    $ 9,585,000    $ 4,077,000
                                                                  ===========    ===========

    Stock and options issued for services                         $   176,000    $ 1,249,000
                                                                  ===========    ===========

    Purchase of property and equipment for debt or leases         $   104,000    $   178,000
                                                                  ===========    ===========

    Stock issued for interest in acquired subsidiary              $ 2,071,000    $   120,000
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

                                             F-7

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiaries, ESI Resources Limited (ESIR) ADA Environment Solutions LLC
     (ADA),  Recursos  Minerales Venesi C.A. (Venesi),  and ESI Chemicals,  Inc.
     (ESIC), and its majority-owned subsidiaries, Minera Antabari C.A., and Recurso Minerales Esigeo, C.A. ADA has been consolidated with ESI and its subsidiaries since its acquisition, effective May 1, 1997. ESIC has been a dormant subsidiary since 1983. ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

     The Company is principally engaged in production of purified phosphate products (PPA), providing flue gas conditioning technology (FGCT) for air pollution abatement and natural resources exploration. The Company sells PPA and FGCT principally throughout the United States.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1998, cash equivalents consisted of money market instruments in the amount of $75,000, which are not FDIC insured.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following at December 31, 1998:


                          Supplies           $221,000
                          Raw material         84,000
                          Work-in-progress     32,000
                          Finished goods      171,000
                                             --------

                                             $508,000
                                             ========


     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. The Company does not believe it will incur any losses on contracts in progress as of December 31, 1998.

     Revenue Recognition - ESEC product sales are recognized when products are shipped to customers.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and includes a solvent extraction facility. Depreciation on the facility and its equipment, while in production, is provided using the units of production method based on estimated production over the estimated life of the facility. Beginning in fiscal 1999, when the Company estimates production will be approaching projected operating levels, the Company will begin depreciating the plant over the greater of 15 years or the units of production method. Depreciation on other assets is provided using the

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     straight-line method based on estimated useful lives ranging from 5 to 15 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

     Intangible Assets - Intangible assets principally consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired (Goodwill) and amounts allocated to patents (see Note
     2). Goodwill is being amortized over a 10-year period and patents over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents.

     Deferred Exploration and Development Costs - Land and mineral properties, including related deferred exploration and development costs, are carried at cost.

     The Company follows the policy of capitalizing all direct costs, including labor, related to the explora tion and development of properties held or controlled by the Company, which, in the opinion of management, have a continuing value.

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

     During 1997, ESEC ended its construction and start-up phase of the Calgary plant and commenced significant production and sales activities of its primary product. The Company purchases most of its raw materials and sells most of its products from/to U.S. entities in U.S. dollars and as a result, ESEC changed its functional currency from Canadian dollars to U.S. dollars during 1997. Accordingly, effective October 1, 1997, current assets and liabilities denominated in Canadian are translated in U.S. dollars at the current exchange rate with any resulting gain or loss recorded in the income statement. Property, plant and equipment is recorded at its historical costs (U.S. dollars) as of October 1, 1997, after taking into effect the foreign currency translation adjustment from Canadian dollars to U.S. dollars at that date. Translation adjustments that were shown as a separate component of stockholders' equity have been recorded as a reduction of additional paid-in capital.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Loss Per Share - The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share
     (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1998 and 1997. Accordingly, basic and diluted EPS are the same for each year.

     Stock-Based Compensation - In fiscal 1996, the Company adopted SFAS No. 123, Accounting for Stock- Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, and is subject only to the disclosure requirements prescribed by SFAS No. 123. For employees, the Company follows APB 25 which requires expense to be recognized only to the extent the exercise price of the stock-based compensation is below the market price.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the realizability of its investment in its extraction facility, land and mineral properties and the amounts allocated to Goodwill and patents associated with the acquisition of ADA as well as the percentage of completion estimates on ADA contracts and decommissioning cost of its solvent extraction facility. If operating losses continue at the extraction facility and at ADA as well as other uncertainties inherent in the estimation process and the significance of these costs, it is at least reasonably possible that the Company's estimates in connection with these items could be materially revised within the next year.

     Comprehensive Income - SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

     Segment Information - In 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. The Company has identified the following reportable segments: natural resource exploration, production of purified phosphate products, and flue gas conditioning technology for air pollution abatement, sales, and environmental solutions.

     Impact of Recently Issued Accounting Pronouncements - In 1998, SFAS Nos. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises were issued. These pronouncements are not expected to impact the Company.


2.   LIQUIDITY:

     Management believes that existing working capital, recent private placements of common stock, and recent credit facility approval in the amount of $400,000 are sufficient to fund the planned growth in operations until positive cash flow is achieved at ESEC and at ADA, which are both anticipated in 1999. For ESEC, the achievement of positive cash flow is dependent upon several factors including continued production of technical grade quality product in Calgary, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently installed at two power plants and the sale of at least two other units to any of a number of utilities where proposals have been issued. Significant delay in signing new contracts, or unsatisfactory operations at any of the units operating could delay such achievement. Additional funds may be required to fund expanded exploration activities in Venezuela. Additional private placements of common stock, convertible debentures and bank borrowings may be needed to fund additional working capital requirements.

     Final modifications are being made to the Calgary facility for the production of food grade phosphoric acid. These modifications are expected to be financed through bank borrowings, equipment and leasing, and/or existing working capital.


3.   ACQUISITION OF ADA:

     During February 1997, the Company acquired a 5% interest in ADA for $400,000. Effective May 1, 1997, ESI acquired a majority equity position in ADA through a combination of stock, cash, and notes that was accounted for under the purchase method of accounting. The Company issued 36,000 shares of common stock valued at $120,000, paid $500,000 in cash and $1,600,000 in notes for an additional 46% interest in ADA. As part of the acquisition

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     agreement, the Company acquired an option for the remaining 49% equity interests in ADA. In May 1998, the Company acquired the remaining 49% interest in ADA through the issuance of approximately 1,716,000 shares of stock valued at $2,071,000. The tangible assets of ADA acquired in acquisition were recorded at their historical value, which approximated their fair value. In addition, approximately $1,000,000 of the purchase price was allocated to the estimated value of ADA's patents and $2,500,000 to Goodwill.


4.   COSTS ON UNCOMPLETED CONTRACTS:

     The following information is applicable to ADA's uncompleted contracts at December 31, 1998:


       Costs incurred and profits recognized on              $   898,000
         uncompleted contracts
       Less billings to date                                  (1,068,000)
                                                             -----------

       Billings in excess of cost on uncompleted contracts   $  (170,000)
                                                             ===========


5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment as of December 31, 1998 is summarized as follows:

                                                                    Estimated
                                                                   Useful Lives
                                                                   ------------

  Extraction facility                               $17,796,000         15
  Machinery and equipment                               576,000         10
  Furniture and fixtures                                157,000          5
  Land and mineral properties, including deferred
    exploration and development costs (a)             2,234,000
                                                    -----------

                                                    $20,763,000
                                                    ===========
  ----------

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     form the changes may take. In addition, the Company leases or has options to lease various other claims. Such leases are cancelable at the option of the Company.

     Depletion, depreciation and amortization of property, plant and equipment for the years ended December 31, 1998 and 1997 was $427,000 and $241,000, respectively.

     During 1998, the Company sold its corporate office building to a company owned an adult son of an officer and director. The Company recognized a gain of approximately $158,000 on this sale. The Company leases a portion of this building on a month-to-month basis. The sales price was verified by an independent appraisal.


6.   EXTRACTION PLANT LIABILITY AND EXTRAORDINARY GAIN:

     In January 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary plant operated as a uranium extraction facility. In October 1997, ESI exercised its option by paying the Yankee Companies $1,250,000 and granting them a 10-year net profits royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. However, ESI can purchase the royalty interest at December 31, 1998 for $3,050,000, which increases $50,000 per year, but not to exceed $3,250,000. Under the terms of the agreement, the Company's future royalty payments will be 10% of net profits. The Company has recorded the liability at the greater amount, until such time as when or if, the Company repurchases the royalty or the termination of the agreement. During 1997, the Company recognized a extraordinary gain on debt restructure of $2,298,000 as a result of this debt restructure.


7.   LONG-TERM DEBT:

                                                                    December 31,
                                                                        1998
                                                                        ----

     Related Parties:
     ----------------

     Note payable to a  stockholder/director  at the greater
     of prime  plus 2% or 10% (10% at  December  31,  1998),
     with quarterly  payments of interest,  due in May 1999,
     collateralized by ESEC's assets.                                 $250,000

     Convertible  debenture - to a  stockholder/director  at
     the  greater of prime  plus 2% or 10% (10% at  December
     31,  1998) with  quarterly  payments  of  interest  and
     principal  due in  March  2000,  collateralized  by the
     assets of ESI and ESEC.                                         1,000,000

     Note  payable  to  stockholder  at  9%.  Principal  and
     accrued   interest   payments   are  due  in  1998  and
     convertible  to common  stock at $.54 per share.                   27,000
                                                                    ----------
                                                                     1,277,000

            Less current portion                                      (277,000)
                                                                    ----------

     Long-term debt, net of current portion                         $1,000,000
                                                                    ==========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During 1997, ESI issued convertible debentures (the "1997 Debentures") at their face value totaling $8,785,000. Of the total 1997 Debentures, $7,785,000 were convertible into shares of common stock based at a 25% discount from the market price of the common stock at the time of conversion, but not in excess of $3.25 per share. During 1997, the Company recorded additional interest expense (premium) totaling $2,595,000 for the difference between the quoted price and the discounted price of the common stock that would be issued upon conversion of the 1997 Debentures. The remaining $1,000,000 was issued to a company owned by a director and was outstanding as of December 31, 1998. This debenture is convertible at $3.12 per share, which was market value of the Company's common stock at the date of the debenture.

     During 1998, ESI issued convertible debentures (the "1998 Debentures") at their face value totaling $3,081,000. The 1998 Debentures were convertible into shares of common stock based at 25% discount from the market price of the common stock at the time of conversion, but not in excess of $2.00 per share. During 1998, the Company recorded additional interest expense (premium) of $1,063,000 for the difference between the quoted price and the discounted price of the common stock that would be issued upon conversion of the 1998 Debentures. As of December 31, 1998 all of the 1998 Debentures had been converted to common stock.

     Line-of-Credit - ADA has a $200,000 line-of-credit with a bank that expires in 1999. The line has an interest rate of prime plus 1.75% (9.5% at December 31, 1998 and is collateralized by certain receivables). The
     $185,000 borrowed under this line has been classified with current liabilities.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   INCOME TAXES:

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1998:

                                               CANADIAN
                                              SUBSIDIARY        U.S.
                                              OPERATIONS     Operations
                                              ----------     ----------
      Deferred assets (liabilities):
        Net operating loss carryforward       $   334,000    $ 2,678,000
        Tax credit carryforwards                    2,000         13,000
        Depreciation differences                 (414,000)        14,000
        Mining properties basis differences          --         (355,000)
        Deferred revenue                        1,528,000           --
        Compensation related deferrals               --          144,000
        Other                                     135,000           --
                                              -----------    -----------
      Net deferred tax assets                   1,585,000      2,494,000
      Less valuation allowance                 (1,585,000)    (2,494,000)
                                              -----------    -----------

      Net deferred tax assets                 $      --      $      --
                                              ===========    ===========


     The Company has remaining U.S. a net operating loss carryforward at December 31, 1998 of approximately $7,176,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2003 through 2018. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $741,000 (U.S.). The Canadian investment tax credit carryforward for this subsidiary is $2,000 (U.S.).

     The utilization of these U.S. net operating loss carryforwards is subject to restrictions because of the ownership changes of the Company that occurred as a result of issuances of the Company's securities. These restrictions will limit the amount of utilizable net operating loss carryforwards per year.


9.   STOCKHOLDERS' EQUITY:

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 1998, 15,000 shares remain available for award under the plan.

     Investor Relations - During 1997 and 1996, the Company engaged an entity to provide the Company investor relation services over a five-year period. During 1996, in addition to certain cash payments, the Company issued options to the entity to purchase 300,000 shares of common stock at prices ranging from $2.00 to $4.00. The options expire at the rate of 60,000 per year over each of the following three years with the remaining 120,000 expiring in 2001. During 1997 and 1998, 120,000 options expired, 60,000 in each year. Additionally, during 1997, in addition to certain cash payments, the Company issued 320,000 shares of common stock to the entity. The cash

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     payments and the related cost associated with the stock grants were amortized over one year, the period the services were expected to be performed.

     Private Placements - Subsequent to Year-End - In February 1999, ESI sold 1,260,623 shares of common stock and received net proceeds of $1,137,000. Such shares are restricted from sale until after a registration statement becomes effective covering their subsequent sale or 90 days after the sale which ever occurs later. ESI has committed to file such a registration statement no later then April 11, 1999 and has an obligation to issue additional shares in the event the market price at the time of sale is less than 125% of the purchase price. Such additional shares are limited to two and one half times the number of shares originally issued.

     Stock Options - The following is a table of options issued during 1998 and 1997:

                                                                      Weighted
                                                                       Average
                                             Employees  Non-employee  Exercise
                                              Options     Options      Price
                                              -------     -------      -----

    OPTIONS OUTSTANDING, December 31, 1996    400,000     339,000    $   2.09

        Options granted:
            Officers                          150,000        --      $   1.57
            Consultants                          --        50,000    $   2.50
        Debenture holder - related party         --        50,000    $   1.88
        Options expired                       (75,000)    (60,000)   $  (1.58)
                                             --------    --------    --------

    OPTIONS OUTSTANDING, December 31, 1997    475,000     379,000    $   2.19

        Options granted:
            Officers                          100,000                $   0.74
            Consultants                          --        50,000    $   1.41
        Other employees                       200,000        --      $   0.54
        Options expired                      (175,000)    (60,000)   $   1.58
                                             --------    --------    --------

    OPTIONS OUTSTANDING, December 31, 1998    600,000     369,000    $   1.86
                                             ========    ========    ========


     For all options granted during 1997 and 1998, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     remaining contractual life for all options as of December 31, 1998 was approximately 2.1 years. At December 31, 1998, all options were exercisable. If not previously exercised, options outstanding at December 31, 1998, will expire as follows:

                                                                       Weighted
                                                                        Average
                                          Range          Number of     Exercise
                  Year                Low       High      Options        Price
                  ----                ---       ----      -------        -----

                  1999                1.69      1.69      279,000        $1.69
                  1999                2.80      2.80       60,000        $2.80
                  2000                1.50      1.88      135,000        $1.85
                  2000                2.50      2.50       50,000        $2.50
                  2001                 .51       .54      275,000         $.53
                  2001                1.41      1.41       50,000        $1.41
                  2001                3.20      4.00      120,000        $3.60
                                                          -------
                                                          969,000
                                                          =======


     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of FAS 123 at the grant dates for awards under those plans, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.


                                               Year Ended December 31,
                                           ------------------------------
                                                1998             1997
                                                ----             ----

     Net income (loss) applicable to
      common stockholders:
       As reported                         $  (5,440,000)   $  (4,731,000)
       Pro forma                           $  (5,535,000)   $  (4,803,000)
     Net income (loss) per common share:
       As reported                         $        (.27)   $        (.51)
       Pro forma                           $        (.28)   $        (.52)

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The fair value of each employee option and warrant granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                           Year Ended December 31,
                                           -----------------------
                                                1998  1997
                                                ----  ----

                     Expected volatility         75%   72%
                     Risk-free interest rate      5%   5.7%
                     Expected dividends          --    --
                     Expected terms (in years)    3     3


10.  PROFIT SHARING RETIREMENT PLAN:

     The Company has a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $136,000 and $111,000 as the contributions for 1998 and 1997, respectively based on a percentage of the eligible employees' annual compensation.


11.  COMMITMENT:

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $421,000 and accumulated amortization of $170,000 as of December 31, 1998. The following is a schedule of future minimum lease payments under capital leases at December 31, 1998. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)


          Year                                                Amount
          ----                                                ------

          1999                                               $116,000
          2000                                                111,000
          2001                                                 89,000
          2002                                                 23,000
          2003                                                  1,000
                                                            ---------

              Total Future minimum lease payments             340,000

          Less amount representing interest                   (49,000)
                                                            ---------

              Present value of net minimum lease payments     291,000

          Less current portion                                (65,000)
                                                            ---------

                                                            $ 226,000
                                                            =========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $72,781 and $10,000 for the years ended December 31, 1998 and 1997, respectively. The total minimum rental commitments at December 31, 1998 are as follows:


                  Year
                  ----

                  1999                              $72,000
                  2000                               72,000
                  2001                               73,000
                  2002                               75,000
                  2003                                -
                                                   --------

                                                   $292,000
                                                   ========


     ESEC's production is being marketed though one entity. The agreement was executed January 1, 1997 and renews automatically for 1-year terms. The entity receives a commission from $2.00 to $5.00 per ton of product sold. A prepayment of $100,000 was made in 1997, consisting of 50% cash and 50% stock.

     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. As of December 31, 1998, the Company has accrued $132,000 in connection with this policy.


12.  RELATED PARTY:

     During 1997, the Company made loans to an officer/director totaling $120,000 at an interest rate of 8%. These loan, and the related interest, were paid back to the Company during 1997. The loan was collateralized by amounts owing to the officer/director from the Company.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments which differ from their recorded values, as measured on December 31, 1997 are as follows:


                                              December 31, 1998
                                           -----------------------
                                            Carrying        Fair
                                             Amount        Value
                                             ------        -----

              Extraction plant liability   $4,850,000   $3,050,000


     The fair value of the extraction plant liability is estimated based on the total payments which would be required to terminate the extraction plant liability position as of December 31, 1998.

     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature or actual interest rates that approximate the Company's effective borrowing rate.


14.  CONCENTRATIONS  OF  CREDIT  RISK,  MAJOR  CUSTOMERS,  AND  OTHER  RISKS AND
     UNCERTAINTIES:

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of money market instruments and receivables.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 1998 and 1997 were as follows (as a percentage of sales):


                Customer                       1998           1997
                --------                       ----           ----

                 ESEC
                 ----
                    A                           29%            32%
                    B                           20%            18%
                    C                           13%            15%

                  ADA
                  ---
                    D                           30%            29%
                    E                           30%            22%
                    F                           21%            13%


     At December 31, 1998, approximately 66% of the Company's trade receivables were from three customers.

     In 1998, ESEC purchased the majority of its superphosphoric acid (SPA) from three suppliers. SPA is the raw material processed into purified phosphoric acid. There is no assurance that the Company will be able to maintain/extend its supply arrangement in the future and/or obtain sufficient quantities of SPA at reasonable prices. Other suppliers of SPA may not be readily available.


15.  BUSINESS SEGMENT INFORMATION:

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing flue gas conditioning technology for air pollution abatement. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI, ESIR, and ADA, respectively. ESIR is located in Canada.

     ESI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.



                                   EARTH SCIENCES, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                  Eliminating
                                        ESI             ESEC            ADA         Entries        Consolidated
                                        ---             ----            ---         -------        ------------
1998

Revenues from external customers   $       --      $  1,868,000    $  2,818,000   $       --       $  4,686,000
Intersegment revenues                      --           244,000            --         (244,000)            --
Other revenue                           201,000            --             7,000           --            208,000
                                   ------------    ------------    ------------   ------------     ------------

  Total revenue                    $    201,000    $  2,112,000    $  2,825,000   $   (244,000)    $  4,894,000
                                   ============    ============    ============   ============     ============

Interest expense                   $ (1,180,000)   $    (40,000)   $    (44,000)           N/A    $ (1,264,000)
Depreciation and amortization      $    (17,000)   $   (286,000)   $   (432,000)           N/A    $   (735,000)

Segment profit (loss)              $ (2,241,000)   $ (2,305,000)   $   (894,000)            *     $ (5,440,000)

Segment assets                     $  1,926,000    $ 13,966,000    $  4,057,000            N/A    $ 19,949,000
Expenditures for segment assets    $      9,000    $    537,000    $    183,000            N/A    $    729,000



------------------------

* There were no profits on intersegment revenues.


                                      F-22


                                    EARTH SCIENCES, INC. AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Eliminating
                                        ESI             ESEC             ADA          Entries       Consolidated
                                        ---             ----             ---          -------       ------------
                  1997

Revenues from external customers   $      9,000    $    514,000    $     945,000    $       --      $  1,468,000
Intersegment revenues                      --            24,000             --           (24,000)           --
Other revenue                           110,000            --               --              --           110,000
                                   ------------    ------------    -------------    ------------    ------------

  Total revenue                    $    119,000    $    538,000    $     945,000    $    (24,000)   $  1,578,000
                                   ============    ============    =============    ============    ============

Interest expense                   $ (3,038,000)   $     (7,000)   $     (17,000)            N/A    $ (3,062,000)
Depreciation and amortization      $    (20,000)   $   (212,000)   $    (109,000)            N/A    $   (341,000)

Segment profit (loss)              $ (5,530,000)   $ (2,075,000)   $    (409,000)              *    $ (8,014,000)

Segment assets                     $  3,825,000    $ 13,846,000    $   1,618,000             N/A    $ 19,289,000
Expenditures for segment assets    $     33,000    $  2,501,000    $     620,000             N/A    $  3,154,000

------------------------

* There were no profits on intersegment revenues.



                                      F-23