Form 10QSB
period 1999-03-31
EARTH SCIENCES INC
filed 1999-05-14
CIK 30985

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

_____TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__; No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,759,521 Shares of Common Stock, one cent par value outstanding as of May 11, 1998.

Transitional Small Business Disclosure Format: Yes______ ; No     X

PART I
Item 1.	FINANCIAL STATEMENTS

                   Earth Sciences, Inc. and Subsidiaries
                      Consolidated Balance Sheet
                             March 31, 1999

                     				                                      UNAUDITED
			ASSETS					                                         (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents			               		            	$    133
  Trade receivables, net of allowance for
   doubtful accounts of $4		                                      732
  Inventories								                                             560
  Prepaid expenses and other						                                156
                                                                -----
	Total current assets						                                     1,581

PROPERTY, PLANT AND EQUIPMENT, at cost			                      20,850
    Less accum. depreciation and amortization			               (5,407)
                                                               ------
	Net property and equipment                             		 			 15,443

INTANGIBLE ASSETS, net of $488 in amortization                  3,140
                                                               ------
TOTAL ASSETS							                                           $20,164
                                                     									 ======

		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable				                                         $   805
  Accrued expenses							                                         257
  Billings in excess of costs on uncompleted contracts			          53
  Notes payable 	           							                               185
  Other current liabilities		 				       	                        194
                                                                -----
	Total current liabilities						                                1,494

LONG-TERM LIABILITIES:
  Extraction plant liability		                           				   4,850
  Note payable - related party					                             1,250
  Other liabilities							                                        598
                                                                -----
                                                    									   6,698
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value	                   				      	      236
  Additional paid-in capital					  	                           25,374
  Accumulated deficit						                                  	(13,638)
                                                               ------
	Total stockholders' equity					                               11,972
                											                                    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		                  $20,164
                                                     									 ======

See accompanying notes.

                    Earth Sciences, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and 1998

                                                 			         UNAUDITED
                                             			       1999		          1998
                			       (amounts in thousands, except per share amounts)
NET REVENUES:
  Sales				                                     		  $ 1,124    		     1,587
  Other					                                 	            3		            24
                                                      -----           -----
	Total revenues				                                   1,127    		     1,611

COST AND EXPENSES:
  Operating	                        			        	        966    		     1,734
  General and administrative		                          667	   	        844
  Research and development                               16              12
  Depreciation and amortization		                       168		           171
                                                      -----           -----
	Total expenses				                                   1,817    		     2,761
                                                      -----           -----
OPERATING LOSS	                               			      (690)		       (1,150)

OTHER INCOME (EXPENSE)
  Interest expense		                          		        (51)	    	   (1,054)
  Other, net                                             (5)  	          (7)
                                                      -----           -----
                                          						        (56)    		   (1,061)
                                                      -----           -----
NET LOSS AND COMPREHENSIVE LOSS                   $    (746)	        (2,211)
                                              						   =====		        =====
NET LOSS PER COMMON SHARE		                       $    (.03)  		       (.14)
                                            						     ====	     	     ====
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING		                              22,689         	15,335
                                     					           ======	        	======
--------------------------------------------------------------------------------

                     Earth Sciences, Inc. and Subsidiaries
               Consolidated Statements of Accumulated Deficit
                  Three Months Ended March 31, 1999 and 1998

               		                                           UNAUDITED
			                                                    1999         		1998
                                           					     (amounts in thousands)

Accumulated deficit as of January 1	           		  $(12,892)	      	(7,452)

Net loss for the period                  					         (746)      		(2,211)
                                           							   ------         	-----
Accumulated deficit as of March 31			              $(13,638)      		(9,663)
                                          							    ======        		=====

See accompanying notes.

                  Earth Sciences, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and 1998

                                                            UNAUDITED
							                                                1999          1998
                                    							 	        (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss							                                  $   (746)     $ (2,211)
  Adjustments to reconcile net loss to
   net cash used in operations:
  	Depreciation and amortization 	                			   168		         171
	Interest expense related to debt discount               -	         1,027
	Expenses paid with stock				                            15		          53
	Change in operating assets and liabilities	           (493) 	   	     13
                                                      -----         -----
       Net cash used by operating activities	        (1,056) 	    	  (947)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital  expenditures	                 		     	       (70) 	      	(596)
  Increase in other assets				                           -        		  (27)
                                                     ------        ------
	Net cash used by investing activities		                (70)         (623)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt                   -	        	 (500)
  Proceeds from issuance of common stock              1,137	       	   -
  Net proceeds from convertible debentures               -  	       2,834
                                                      -----         -----
	Net cash provided by financing activities            1,137         2,334

Net increase in cash and cash equivalents		              11       		  764

Cash and cash equivalents at beginning of period 	      122	       	  332
                                                       ----          ----
Cash and equivalents at end of period 		             $  133	      $ 1,096
							                                                ====         =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest		                        $   36	      $    25
                                          								     ====	         ====
	Conversion of notes payable and debentures          $   27       $ 9,055
                                          								     ====         =====

See accompanying notes.

                Earth Sciences, Inc. and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited)
                           March 31, 1999

(1)  General

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1998 Form 10-KSB.

(2) Business Segment Information  (amounts in thousands)
Quarter ended March 31, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   495 $  629             $    -        $  1,124
Intersegment revenues     98      88     -                 (186)            -
Other revenues             3      -      -                   -               3
                         ---    ----   ----                ----          -----
     Total revenue     $ 101 $   583 $  629             $  (186)      $  1,127
                        ====    ====   ====                ====          =====
Segment profit (loss)  $(158)$  (420)$ (168)                 *        $   (746)

Quarter ended March 31, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   481 $1,105             $    -        $ 1,586
Intersegment revenues     55      -      -                  (55)           -
Other revenues            23      -       1                  -             24
                         ---     ---  -----                ----         -----
     Total revenue     $  78 $   481 $1,106             $   (55)      $ 1,610
                        ====    ====  =====                ====         =====
Segment profit (loss)  $(386)$(1,838)$   13                  *        $(2,211)

 * There were no profits on intersegment revenues.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1998.

Liquidity and Capital Resources
Management believes that existing working capital, a recently approved credit facility and recent private placements of common stock are sufficient to fund the planned growth in operations until positive cash flow is achieved in
Calgary and at ADA, which are both anticipated during 1999. The achievement of such positive cash flow is dependent upon several factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC and in Oregon, successful start-up and operation of the unit to be installed in Louisiana under the recently signed contract with CLECO, and the sale of at least one other unit to any of a number
of utilities where proposals have been issued.   Significant delay in signing
new contracts or unsatisfactory operations at the units operating could delay or frustrate such achievement. Additional funds may be required to fund expanded exploration activities in Venezuela and to purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 and has received approval, subject to definitive documentation, of a $400,000 credit facility from the Bank of Hongkong secured by trade accounts receivable of ESEC.

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

Cash flow used in operations totaled $1,056,000 for the 1st quarter of 1999 versus $947,000 for the same period in 1998 and resulted primarily from the operating losses less non-cash charges for depreciation and amortization plus changes in operating assets and liabilities. Cash flow from investing activities for 1999 includes capital expenditures of $70,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of stock of $1,137,000. Cash flow from investing activities for 1998 included capital expenditures of $596,000 and an increase in other assets of $27,000. Cash flow from financing activities in 1998 consisted of payments on notes and long term debt of $500,000 and net proceeds from the issuance of convertible debentures of $2,834,000.

Results of Operations
Revenues from sales totaled $1,124,000 in the 1st quarter of 1999 versus $1,587,000 for the same period in 1998. In 1999, $629,000 of that amount was generated by ADA and $495,000 from Calgary phosphate sales. ADA's revenues were less than anticipated due to failure to recommence continuing chemical sales to two units installed in Mississippi and delays in signing new contracts. Sales of phosphate products were also less than targeted because ADA's demand was less than expected as described above, and limited working capital restricted raw material purchases and inventory buildup. Other income recognized in 1998 primarily represented rental income on a building sold in the fall of 1998.

Operating expenses decreased significantly in the 1st quarter of 1999 in response to somewhat decreased sales and operating efficiencies. The Company continues to experience negative gross margins at its Calgary operations in 1999 primarily due to the relatively high fixed costs of the phosphate pro-duction. Such margins have improved in 1999 over the same period in 1998 but are expected to remain negative until sales increase to approximately 1,000 tons per month of primary product. That level of sales is anticipated by the third quarter of 1999. ADA has experienced positive gross margins in 1999, but these were less than expected from routine operations and resulted from ADA continuing efforts to establish market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development expenses increased slightly in 1999 to $16,000 from $12,000 in 1998. General and administrative expenses decreased by a net of approximately $177,000 in he first quarter of 1999 as a result of decreased investor relations expenses and operational efficiencies.

Registrant's interest expense totaled approximately $51,000 for the first quarter of 1999 as compared to $1,054,000 for the same period in 1998. Included in interest expense for 1998 was $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in that year.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. In February 1999, Registrant sold 1,260,623 shares of is common stock for cash consideration of $1,137,000 to a limited number of accredited investors in reliance upon the exemption provided by section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 1998 Form 10-KSB.

     Exhibit 27  - Financial Data Schedule (electronic filing only)

	(b) Forms 8-K -  None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      						Earth Sciences, Inc.
                                           ----------------------
                                           						Registrant

Date:  May 12, 1999 	               			    /s/ Mark H. McKinnies
                                           ----------------------
               			            				    	    Mark H. McKinnies
                                  							  President and Chief Financial Officer