Form 10KSB/A
period 1998-12-31
EARTH SCIENCES INC
filed 1999-07-23
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB/A
                   Amendment #1 to Items 1, 6 and 12

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

                                       PART I

Item 1.  Description of Business
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business" and below in Item 6. under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." .

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

In May 1998, ESI acquired the remaining 49% interest in ADA through the issuance of approximately 1,716,000 of its common shares. ESI's initial 51% interest was purchased in 1997 by payments to ADA totaling $2,500,000. At that time ESI obtained the option to acquire the remaining 49%. In December 1997, ADA delivered its first three commercial units; one to Alliant Power Company ("APC") and two to Mississippi Power Co. ("MPC"), in accordance with contract terms. Initial injection of chemical was suspended earlier in the year after concerns arose from the results of co-injection of other chemicals. ADA-34, a new chemical blend, was developed during the summer of 1998 in response to those concerns. Injection of ADA-34, commenced in September 1998 at the APC
installation.   The APC unit has been operating successfully since that time and has completed its three-month warranty period in December 1998. One unit at MPC commenced injection in the first half of March 1998, while the second unit commenced operation in May after completion by MPC of necessary electrical and piping connections. Injection at both these units was suspended when the treated fly ash collected lengthened the set time in cement where it was being recycled as a filler. ADA-34 addresses that concern and has proven acceptable in tests of the treated fly ash generated at the APC unit. MPC has elected a major capital conversion for both of its systems and other modifications that will alleviate the current need for ADA's flue-gas conditioning technology. Although ADA-34 continues to perform well at the installations where it is in use, the parameters and mechanisms that determine its effectiveness are complex and dependent on several factors outside the control of ADA. There can be no assurances that any of the units will continue to perform as anticipated. During 1998, ADA also installed a flue gas conditioning system at Portland Gas and Electric's ("PGE") Boardman, Oregon plant. ADA was awarded the contract in a competitive bidding process and completed the installation in the fall of 1998. The Oregon unit successfully passed its warranty test in February of 1999.

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

ESEC's Facility
The phosphoric acid treatment facility was maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC modified the facility to purify superphosphoric acid ("SPA") to produce a technical grade PPA and by-products. The growth and profitability of operations at the Calgary plant is dependent upon, among other things, the availability of sufficient raw materials at reasonable prices. Purchases of SPA are made from three US suppliers. ESEC generally receives a discount from listed market price from two of those suppliers, while we have been purchasing at an annual fixed price from the third. ESEC has been able to acquire sufficient quantities to supply our estimated requirements of SPA, but it has no long-term contracts for supply and other suppliers of SPA may not be available. There can be no assurances that we will be able to obtain sufficient quantities of SPA at reasonable prices in the future. In the future it is anticipated that phosphate rock from an open pit mineral resource owned by ESI in Idaho may be processed to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid
Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. ESEC competes with four North American PPA producers in the estimated 1.3 million tons PPA industrial market where an estimated 370,000 tons of direct consumption PPA is sold. ESEC is the sole producer in Canada and the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. ESEC is marketing PPA by attempting to match other producers' quality but with lower prices and improved service. In 1998 ESEC recognized 29% of its revenues from sales to HCI Holchem Inc., 15% to Ag Chem Companies and 13% to Chemical Interchange Co.

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

Market for ADA Services
It is expected that the 1990 Clean Air Act Amendments will result in as many as 600 coal-fired utility boilers switching to low-sulfur coal by the year 2000 to
meet the more stringent sulfur dioxide emission standards.   Utilities that
switch to low-sulfur coals will generally require flue gas conditioning to meet the federal standards unless they make costly equipment changes. The market for ADA's services was determined based on the evaluation of several commercially available data bases, in particular Fieldston Publications "Guide to Phase I and Phase II Units." ADA has entered this market with its proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals currently being used. In 1998 ADA recognized 30% of its revenue from MPC, 30% from APC and 21% from PGE. ADA's own sales staff markets its technology through trade shows, mailings and direct contact with potential customers.

ADA Competition
ADA's primary competition is the conventional flue gas conditioning technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital cost of conventional flue gas conditioning technology can range between $4 -13 million. A typical ADA system can cost between $300,000-600,000. The competitive advantages of ADA's conditioning technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site.

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

The decree which empowered the Corporacion Venezolana de Guyana ("CVG") to issue land contracts in the Guyana Shield has been determined to be illegal by the Venezuelan courts. The Ministry of Energy and Mines ("MEM") is expected to issue concessions to replace the over 450 existing CVG contracts after a study commissioned to evaluate the existing contracts' status is complete and final legislative action annuls the rights granted CVG. The SAMI land contract is included in this category and it is anticipated that its terms will improve as the new concession terms will be more favorable. The three applications for new land contracts discussed below are included with some 300 other unacted-upon requests that have accumulated with CVG since March 1994, when CVG stopped signing contracts. New applications to MEM have been made for these three areas and assurances have been obtained that they will receive priority when they are ultimately considered. Due to political complexities of coordinating land use between MEM and designated regions and states, it is uncertain when these new applications will be acted upon. In 1998, an additional 15 applications were made to MEM covering approximately 30,000 acres in southeastern Venezuelan, chiefly of interest for their diamond and gold potential. These applications were filed for areas where previous concessions had been granted but had lapsed. ESI expects MEM to give consideration to these applications on a more timely basis since the areas requested underwent a level of scrutiny in the past. The pending nature of the MEM approval process has delayed, indefinitely, further exploration activities on those areas where applications have been filed, but has not, and is not expected to delay any planned activities on the SAMI contract area.

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

United States Federal and state environmental laws and regulations potentially applicable to mining exploration, development and operations of Registrant include: (a) the assessment of environmental impacts pursuant to the National Environmental Policy Act and its state counterparts; (b) the Endangered Species Act and any comparable state laws; (c) water quality laws and regulations which address impacts on waters of the United States or a state; (d) solid, and possibly hazardous, waste laws and regulations to the extent that waste is generated as a result of activities on the property; (e) air quality laws and regulations if air emissions result from site operations; and (f) mined land operational and reclamation requirements. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the US typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 1999 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of Registrant's business.

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

                       Liquidity and Capital Resources

Management believes that existing working capital, a recently approved credit facility and recent private placements of common stock are sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both anticipated during 1999. Registrant had a working capital deficit of $762,000 at year end. This deficit has been significantly reduced with proceeds from the recent private placements. Management expects to further reduce the remaining deficit through renegotiation of due dates on short-term indebtedness and improving cash flow, although there can be no assurances that such negotiations will be successful or that positive cash flow will be achieved. The achievement of such positive cash flow is dependent upon several factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC and in Oregon, and the sale of at least two other units to any
of a number of utilities where proposals have been issued.   Significant delay
in signing new contracts or unsatisfactory operations at the units operating could delay or frustrate such achievement. Planned capital expenditures to sustain and improve ongoing operations for 1999 are estimated at $400,000. Registrant expects to fund these requirements out of existing working capital. However, additional funds may be required to fund capital improvements, expanded exploration activities in Venezuela (see Item 1(b) above) and purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 (see Item 1(a) above) and has received approval, subject to definitive documentation, a revolving credit facility from the Bank of Hongkong.

The credit facility from the Bank of Hongkong is a demand revolving loan limited to the lesser of 85% of qualified receivables or $400,000, is secured by accounts receivable of ESEC, and carries interest at the Bank's US base rate (currently 8.5%) plus 1%. Interest is due monthly in arrears and the loan is guaranteed by ESI.

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

                           Results of Operations

Revenues from sales totaled $4,686,000 in 1998 versus $1,468,000 in 1997. In 1998 $2,818,000 of that amount was generated by ADA and $1,868,000 from Calgary phosphate sales. Revenues from ADA increased from $945,000 in 1997 due to the sale of three flue gas conditioning units in 1998 vs. one in 1997 and increasing chemical sales to a greater number of units operating in 1998. Phosphates sales from Calgary increased from $514,000 in 1997 due to expanding markets and improving product quality. ADA's revenues were less than anticipated due to (1) delays in the installation of units at Wisconsin and Mississippi, (2) cessation of chemical injection at MPC when the treated fly-ash prolonged the set time of cement into which it was being recycled, and (3) less than expected additional sales due to market concern over the recycled fly-ash issue. Chemical sales to MPC in 1998 totaled approximately $281,000 which will not be received in future periods due to MPC no longer purchasing chemicals from us as a result of a capital conversion of their units.

In the summer of 1998, ADA developed a new chemical blend that has alleviated the cement set time problem and has improved overall performance in the several units where it has been utilized. (See discussion of ADA's Technology and Services above in Item 1.b.) Sales of phosphate products were also less than targeted because (1) ADA's demand was less than expected as described above, and (2) product quality problems reduced margins and market acceptance, restricting sales. Additional filtering and other process changes instituted in the fourth quarter of 1998 have thus far solved the product quality issue, and the facility has been routinely been producing acceptable technical grade material since that time. Rental income included in other income decreased slightly in 1998 due to the sale of ESI office building in September 1998. Also included in other income for 1998 is gain on the sale of that building of $158,000. Other income in 1997 includes interest income earned from investment of funds on hand and a legal settlement in the amount of $30,000.

Operating expenses increased significantly in 1998 in response to increased sales and revenues related to both Calgary phosphate production ($1,663,000 of the increase) and ADA ($1,157,000 of the increase). The Company experienced negative gross margins at its Calgary operations in 1997 and 1998 primarily due to the start up nature of the phosphate production and the product quality problem mentioned above. The Company expects such margins to improve in 1999 with expected increased sales. ADA experienced positive gross margins in 1998, but these were less than expected from routine operations and resulted from ADA establishing its market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development decreased in 1998 to $81,000 from $225,000 in 1997. Future consolidated research and development expenses are expected to be approximately $100,000 per year for the next several years. General and administrative expenses decreased by a net of approximately $500,000 in 1998 as a result of increases in Calgary related to increased production (an increase of $254,000), ADA's increased activities (an increase of $686,000), decreased investor relations expenses (a decrease of $1,227,000), and adoption of a sabbatical leave policy during 1997 not incurred in 1998 ($200,000 of the decrease). Future investor relations expenses are expected to run between $100,000 and $150,000 for the next several years. In 1997 ESI's Board of Directors adopted a sabbatical leave policy and $200,000 was accrued in that year for the estimated prior service costs associated with the policy. Approximately $65,000 of that accrued liability was reduced in 1998 as a result of one employee taking a sabbatical leave. The ongoing annual costs of the policy are estimated at approximately $15,000.

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

In the fall of 1998, Registrant sold an office building in Golden , Colorado to a son of an officer and director. The sales price of $350,000 was based on an independent appraisal of the property. Registrant continues to rent a portion of the building on a month-to-month basis.

During February 1999, Registrant sold a total of 267,245 shares of its common stock to a son and two sons-in-law of its officers and directors. The shares were sold at the then current market prices ranging from $.81 to $.91 per share and on the same terms and conditions as to unaffiliated third parties who also purchased shares at that time. Further details of the sales are included above in Items 1(b) and 5(d) and in Note 9 to the Consolidated Financial Statements submitted in response to Item 7.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies          				/s/ Duane N. Bloom
   ---------------------              ------------------
  Mark H. McKinnies, President		     	Duane N.  Bloom,  Member of
  and Principal Financial Officer   		Executive Committee

Date: July 9, 1999                				July 9, 1999
     -------------                    -------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque              				 /s/ Robert H. Lowdermilk
-------------------                   ------------------------
Ramon E.  Bisque                    			Robert H. Lowdermilk
Chairman of The Board of Directors    	Director

July 9, 1999                      					July 9, 1999
------------                           ------------
    Date                    					          Date

/s/Duane N. Bloom                 				/s/ Michael D. Durham
------------------                    ---------------------
Duane N.  Bloom, Director          			Michael D. Durham, Director

July 9, 1999		                     			July 9, 1999
------------                          ------------
   Date			                     		          Date

/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies, Director

July 9, 1999
------------
   Date