Form 10QSB
period 1999-06-30
EARTH SCIENCES INC
filed 1999-08-16
CIK 30985

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,266,921 Shares of Common Stock, one cent par value outstanding as of August 10, 1999.

Transitional Small Business Disclosure Format: Yes______ ; No___X___

PART I
Item 1.	FINANCIAL STATEMENTS
                     Earth Sciences, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                   June 30, 1999


                                                       UNAUDITED
			ASSETS				                           	        (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents					      	                $    11
  Trade receivables, net of allowance for
    doubtful accounts of $4		                               789
  Inventories								                                       580
  Prepaid expenses and other						                          155
                                                          -----
	Total current assets						                               1,535

PROPERTY, PLANT AND EQUIPMENT, at cost			                20,935
    Less accum. depreciation and amortization			         (5,486)
                                                         ------
	Net property and equipment		                            15,449

INTANGIBLE ASSETS, net of $586 in amortization            3,051
                                                         ------
TOTAL ASSETS
                                                        $20,035
                                                         ======
    		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable			                  			               $ 1,178
  Accrued expenses							                                   534
  Notes payable and line of credit                	         782
  Other current liabilities		 				                           20
                                                          -----
     	Total current liabilities					                      2,514

LONG-TERM LIABILITIES:
  Extraction plant liability	               					         4,850
  Note payable - related party					                       1,000
  Other liabilities							                                  611
                                                          -----
									                                                 6,461
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value         		    			      	      241
  Additional paid-in capital			   	                      25,598
  Accumulated deficit							                            (14,779)
                                                         ------
	Total stockholders' equity				                          11,060
                                                         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		            $20,035
								                                                 ======
See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1999 and 1998

			                                        UNAUDITED
                                            1999                 1998
                   (amounts in thousands, except shares and per share amounts)
		                             3 Months   6 Months   3 Months   6
Months
NET REVENUES:
     Sales	                     $1,111      2,235      1,501      3,088
     Other                           3          6         93        117
                                 -----      -----      -----      -----
         Total revenues          1,113      2,241      1,594      3,205

COST AND EXPENSES:
    Operating                    1,170      2,136      1,484      3,218
    General and administrative     723      1,390        985      1,827
    Research & development          20         36         25         39
    Depreciation and amortization  180        348        203        374
                                 -----      -----      -----      -----
         Total expenses          2,093      3,910      2,697      5,458
                                 -----      -----      -----      -----
OPERATING LOSS                    (979)    (1,669)    (1,103)    (2,253)
OTHER INCOME (EXPENSE):
    Interest expense              (167)      (218)       (31)    (1,085)
    Other, net                       5         -          10          3
                                 -----      -----      -----      -----
                                  (162)      (218)       (21)    (1,082)
                                 -----      -----      -----      -----
NET LOSS                       $(1,141)    (1,887)    (1,124)    (3,335)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.05)      (.08)      (.06)      (.15)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
                              23,784,000 23,239,000 18,242,000 22,118,000
                              ========== ========== ========== ==========

------------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 1999 and 1998

                                            UNAUDITED
     	                                  1999          1998
			             		                   (amounts in
thousands)

Accumulated deficit as of January 1	$ (12,892)		     (7,452)
Net loss for the period	        		     (1,887)       (3,335)
                      							        ---------   	  --------
Accumulated deficit as of June 30		 $ (14,779)      (10,787)
							                                ======	       ======
See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998



                                                        UNAUDITED
							                                          1999              1998
                     							                     (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss							                            $ (1,887)         $ (3,335)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                  348               374
	Non-cash interest expense      	                 114	            1,027
	Expenses paid with stock				                      44	               53
	Change in operating assets and liabilities	       59    		        (260)
 Net decrease in other assets and liabilities     236     	         315
                                                -----             -----
       Net cash used by operating activities   (1,322)           (2,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures		     	                    (172)             (817)
                                                -----             -----
	Net cash used by investing activities           (172)             (817)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt			          -	     	        (500)
  Proceeds from issuance of common stock	  	    1,147	               -
  Proceeds from convertible debentures and
   notes payable	                                  -      	       3,084
                                                -----             -----
	Net cash provided by financing activities      1,147	            2,584

Net decrease in cash and cash equivalents        (111)              (59)

Cash and cash equivalents at beginning of period  122 	             332
                                                -----             -----
Cash and equivalents at end of period 			     $    11	          $   273
                      							                   =====     	       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest		             		  $    42	          $    27
                          								              =====	            =====
	Conversion of notes payable and debentures   $    27           $ 9,188
                           								             =====             =====
See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                              June 30, 1999

(1)  General

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1998 Form 10-KSB.

(2) Business Segment Information  (amounts in thousands)
Six Months ended June 30, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,080 $1,156             $    -        $  2,236
Intersegment revenues    187      96     -                 (283)            -
Other revenues             5      -      -                   -               5
                         ---    ----   ----                ----          -----
     Total revenue     $ 192 $ 1,176 $1,156             $  (283)      $  2,241
                        ====   =====  =====                ====          =====
Segment profit (loss)  $(450)$  (901)$ (536)                 *        $ (1,887)

Six Months ended June 30, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,193 $1,895             $    -        $ 3,088
Intersegment revenues    139      -      -                 (139)           -
Other revenues           111      -       6                  -            117
                         ---     ---  -----                ----         -----
     Total revenue     $ 255 $ 1,193 $1,901             $  (139)      $ 3,205
                        ====    ====  =====                ====         =====
Segment profit (loss)$(1,849)$(1,345)$ (141)                 *        $(3,335)

 * There were no profits on intersegment revenues.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below and in the Registrant's 1998 Form 10-KSB.

                 Liquidity and Capital Resources
Registrant had a working capital deficit of $979,000 at 6/30/99. This deficit has increased during the first six months of this year in spite of proceeds from the recent private placements, due to the operating losses incurred at both ADA and the Calgary phosphate facility. Management is currently seeking approximately $1.3 million in working capital to increase production at Calgary to sustainable routine levels that are expected to yield positive cash flow. Management also expects to reduce the deficit through negotiations with suppliers and customers, negotiation of due dates on short-term indebtedness and improving cash flow at ADA. However, there can be no assurances that such negotiations will be successful or that the positive cash flow now achieved at ADA will continue. Although the facility has demonstrated adequate capacity and quality of production, and markets for its products are established, management may suspend operations or take other cost cutting measures in operations at Calgary until sufficient working capital becomes available to
allow the expected achievement of positive cash flow there.   The achievement
of such positive cash flow is dependent upon several factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC in Wisconsin, at CLECO in Louisiana, at MidAmerica in Iowa and at PGE in Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. Planned capital expenditures to sustain and improve ongoing operations for 1999 are estimated at $400,000; of that amount $172,000 has been spent thus far in 1999. Registrant has funded and expects to fund these requirements out of existing working capital. However, additional funds may be required to fund capital improvements, expanded exploration activities in Venezuela and purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 and has received approval and funding of a revolving credit facility from the Bank of Hongkong.

The credit facility from the Bank of Hongkong is a demand revolving loan limited to the lesser of 85% of qualified receivables or $400,000, is secured by accounts receivable of ESEC, and carries interest at the Bank's US base rate (currently 8.5%) plus 1%. Interest is due monthly in arrears and the loan is guaranteed by ESI. As of 6/30/99, $315,000 had been advanced under the loan.

Based on current estimates, the Calgary facility may require as much as U.S. $500,000 to initiate and finalize modification for the production of food grade phosphoric acid. Registrant expects to finance those requirements from bank borrowings, equipment leasing and/or existing working capital. The timing of initiation of such modifications is uncertain and is not expected to commence prior to the attainment of positive cash flow from existing production capacity.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 1999 are expected to be only $60,000. Activities planned on the existing SAMI contract and on those concessions expected to be granted in the future can be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate.

Cash flow used in operations totaled $1,086,000 for the first six months of 1999 versus $1,826,000 for the same period in 1998. Such use has resulted primarily from the operating losses less non-cash charges for interest. Cash flow from investing activities for the first six months of 1999 includes a use for capital expenditures of $172,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of common stock of $1,147,000. Cash flow from investing activities for the first six months of 1998 included a use for capital expenditures of $817,000. Cash flow from financing activities in 1998 consisted of payments notes payable and long-term debt of $500,000 and proceeds from the issuance of convertible debentures and notes payable, net of $3,084,000.

                          Results of Operations
Revenues from sales totaled $2,235,000 in the first six months of 1999 versus $3,088,000 in 1998. In 1999 $1,156,000 of that amount was generated by ADA and $1,080,000 was generated from Calgary phosphate sales. Revenues for the period from ADA decreased from $1,895,000 in 1998 due to the sale of three flue gas conditioning units in 1998 vs. none in 1999 offset somewhat by increasing chemical sales to a greater number of units operating in 1999. The additional ADA units installed in 1999 have been under rental and lease arrangements rather than direct sales. Phosphate sales from Calgary decreased slightly from $1,193,000 in 1998 due primarily to lack of sufficient working capital to allow increased production. Due to such lack, the facility elected to take a maintenance shutdown during the month of May. ADA's revenues were less than anticipated due to slower than expected additional sales related to diminishing market concern over the recycled fly-ash issue that was resolved with the introduction of a new chemical blend in the fall of 1998.

Other income in 1998 includes rental income, which ceased in the fall of 1998 due to the sale of ESI office building in September 1998.

Operating expenses decreased significantly in the first six months of 1999 in response to decreased sales and revenues and operating efficiencies. The decrease related to both Calgary phosphate production ($516,000 of the decrease) and ADA ($428,000 of the decrease). The Company experienced negative gross margins at its Calgary operations in 1998 and 1999 primarily due to the start up nature of the phosphate production and the product quality problem. The Company expects such margins to improve in the second half of 1999 with expected increased sales and lower raw material costs, assuming working capital needs are met. ADA experienced positive gross margins in 1999 and 1998, but these were less than expected from routine operations and resulted from ADA establishing its market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development decreased in the first six months of 1999 to $36,000 from $39,000 in 1998. Future consolidated research and development expenses are expected to be approximately $100,000 per year for the next several years. General and administrative expenses decreased by a net of approximately $539,000 in the first six months of 1999 primarily as a result decreased investor relations Future investor relations expenses are expected to run between $100,000 and $150,000 for the next several years

Registrant's interest expense totaled approximately $218,000 for the first six months of 1999 and $1,085,000 for the same period in 1998. Interest expense includes approximately $43,000 and $23,000 in 1999 and 1998, respectively, from the consolidation of the Calgary and ADA results. Included in interest expense for 1999 is $113,000 of non-cash charges related to additional stock issued to certain 1999 private placement purchasers for delays in the effectiveness of a registration statement covering their shares. In 1998, interest expense includes $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in the first six months of 1998.

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


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. In May 1999, Registrant sold 164,096 shares of its common stock to a director for $100,000, which represented the average market price of the stock at that time. The stock was sold pursuant to the exemption provided by section 4(2) of the Securities Act of 1933.

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


                                						Earth
Sciences, Inc.
                                						Registrant

Date:  August 13, 1999   	             /s/ Mark H. McKinnies
                                      ----------------------
                   			   				    	    Mark H.
McKinnies
                             							  President
and Chief Financial Officer