Form 10QSB/A
period 1999-03-31
EARTH SCIENCES INC
filed 1999-09-03
CIK 30985

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB/A
             Amendment #1 to Part I, Items 1 and 2, Part II, Item 2

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

                  Earth Sciences, Inc. and Subsidiaries
                      Consolidated Balance Sheet
                             March 31, 1999

						UNAUDITED
			ASSETS					 (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents              						$    133
  Trade receivables, net of allowance for
   doubtful accounts of $4		                         732
  Inventories								                                560
  Prepaid expenses and other						                   156
                                                  ------
	Total current assets						                        1,581

PROPERTY, PLANT AND EQUIPMENT, at cost		          19,627
    Less accum. depreciation and amortization     (5,407)
                                                  ------
	Net property and equipment		 			                 14,220

INTANGIBLE ASSETS, net of $488 in amortization     3,140
                                                  ------
TOTAL ASSETS							                             $ 18,941
									                                         ======
		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable			               			           $   805
  Accrued expenses							                            257
  Billings in excess of costs on uncompleted
   contracts                                   	      53
  Notes payable 	           					                    185
  Other current liabilities		 				                   194
                                                   -----
	Total current liabilities                         1,494

LONG-TERM LIABILITIES:
  Extraction plant liability                       4,850
  Note payable - related party                     1,250
  Other liabilities	                                 598
                                                   -----
                                                   6,698
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value            					      	236
  Additional paid-in capital					  	              27,211
  Foreign currency translation adjustment         (1,837)
  Accumulated deficit							                     (14,861)
                                                  ------
	Total stockholders' equity                       10,749
                                                 ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $ 18,941
                                                  ======
See accompanying notes.

                 Earth Sciences, Inc. and Subsidiaries
                 Consolidated Statements of Operations
               Three Months Ended March 31, 1999 and 1998

                                                   UNAUDITED
                                             1999             1998
                                            (amounts in thousands)
NET REVENUES:
  Sales                                    $ 1,124           1,587
  Other			                  		    	              3		            24
                                             -----           -----
	Total revenues                              1,127           1,611
COST AND EXPENSES:
  Operating                                    966           1,734
  General and administrative     		            667             844
  Research and development                      16              12
  Writedown in carrying value of
   mineral properties                        1,223              -
  Depreciation and amortization                168             171
                                             -----           -----
	Total expenses	                             3,040  	        2,761
                                             -----           -----
OPERATING LOSS                              (1,913)         (1,150)
OTHER INCOME (EXPENSE):
  Interest expense				                         (51)         (1,054)
  Other, net                                    (5)	            (7)
                                             -----           -----
                                               (56)         (1,061)
                                             -----           -----
NET LOSS AND COMPREHENSIVE LOSS            $(1,969)         (2,211)
STOCK RESALE RIGHTS APPLICABLE TO
  CERTAIN SHAREHOLDERS                        (309)             -
NET LOSS APPLICABLE TO OTHER COMMON          -----           -----
  STOCKHOLDERS                            $ (2,278)         (2,211)
                             	               =====           =====
NET LOSS PER COMMON SHARE                   $ (.10)           (.14)
                                              ====            ====
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                     22,689,000       15,335,000
                                          ==========       ==========
-------------------------------------------------------------------------------
                       Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Accumulated Deficit
                     Three Months Ended March 31, 1999 and 1998

		                                              UNAUDITED
                                            1999       		1998
                              		         (amounts in thousands)

Accumulated deficit as of January 1      $(12,892)      (7,452)

Net loss for the period					               (1,969)      (2,211)
                                           ------       ------
Accumulated deficit as of March 31      $ (14,861)      (9,663)
                    							                ======		      =====

See accompanying notes.

                        Earth Sciences, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1999 and 1998
                                                     UNAUDITED
                      							                  1999              1998
							 	                                      (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                      							    $ (1,969)         $ (2,211)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization	               168               171
	Interest expense related to debt discount       -              1,027
	Expenses paid with stock                        15                53
	Writedown of mineral properties              1,223                -
 Increase in other assets                        -                (27)
 Change in operating assets and liabilities    (493)               13
                                              -----             -----
       Net cash used by operating activities (1,056)	            (974)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital  expenditures	           		     		    (70) 	           (596)
                                              -----             -----
	Net cash used by investing activities		        (70)	            (596)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt			        -	              (500)
  Proceeds from issuance of common stock      1,137                -
  Net proceeds from convertible debentures       -              2,834
                                              -----             -----
	Net cash provided by financing activities    1,137             2,334
                                              -----             -----
Net increase in cash and cash equivalents        11               764

Cash and cash equivalents at beginning of
 period                                         122               332
                                              -----             -----
Cash and equivalents at end of period       $   133            $1,096
                                               ====             =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest                 $    36            $   25
                                               ====              ====
	Conversion of notes payable and debentures $    27            $9,055
                                               ====             =====

See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1998 Form 10-KSB, as amended.

(2) Stock resale rights applicable to certain shareholders.
In January and February 1999, Registrant sold a total of 1,360,623 shares of common stock and received net proceeds of $1,237,000. The shares were sold at closing bid prices which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Additional shares, if necessary, will be issued so that the total shares held by each such shareholder times the 5-day average bid price equals 125% of the amount paid for the common stock. A charge of $309,000 against net income is shown in the accompanying financial statements for the obligation to issue these additional shares.

(3) Deferred Exploration and Development Costs
The Company had followed the policy of capitalizing all direct costs related to the exploration of mineral properties held or controlled by the Company, which, in the opinion of management, have a continuing value. In the first quarter of 1999, the Company changed its method of accounting for such costs to expensing such costs as incurred and has retroactively adjusted its financial statements as of 3/31/99. The change has been effected due to a change in estimates which cause the future benefits of those costs to be doubtful. Furthermore, the Company believes expensing such costs has become the preferred method of accounting. The effect of the change in accounting principle is considered inseparable from the effect of the change in accounting estimate and has resulted in Registrant recording a one-time, non-cash expense of $1,223,000 million in the first quarter of 1999.

(4)  Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The long-lived assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US
companies.                                        (amounts in thousands)
Quarter ended March 31, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   495 $  629             $    -        $  1,124
Intersegment revenues     98      88     -                 (186)            -
Other revenues             3      -      -                   -               3
                         ---    ----   ----                ----          -----
     Total revenue     $ 101 $   583 $  629             $  (186)      $  1,127
                        ====   =====  =====                ====          =====
Segment profit (loss)$(1,381)$  (420)$ (168)                 *        $ (1,969)

Quarter ended March 31, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   481 $1,105             $    -        $ 1,586
Intersegment revenues     55      -      -                  (55)           -
Other revenues            23      -       1                  -             24
                         ---     ---  -----                ----         -----
     Total revenue     $  78 $   481 $1,106             $   (55)      $ 1,610
                        ====    ====  =====                ====         =====
Segment profit (loss) $ (386)$(1,838)$   13                 *        $(2,211)

 * There were no profits on intersegment revenues.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Liquidity and Capital Resources
Management believes that existing working capital, a recently approved credit facility and recent private placements of common stock are sufficient to fund the planned growth in operations until positive cash flow is achieved in at ADA, anticipated during 1999. Positive cash flow at Calgary is dependent upon securing additional estimated $1.3 million in working capital to build inventories and achieve routine production levels. The achievement of such positive cash flow is dependent upon several additional factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC and in Oregon, successful start-up and operation of the unit to be installed in Louisiana under the recently signed contract with CLECO, and the sale of at least one other unit to
any of a number of utilities where proposals have been issued.   Significant
delay in signing new contracts or unsatisfactory operations at the units operating could delay or frustrate such achievement. Additional funds may be required to fund expanded exploration activities in Venezuela and to purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 and has received approval, subject to definitive documentation, of a $400,000 credit facility from the Bank of Hongkong secured by trade accounts receivable of ESEC.

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

Cash flow used in operations totaled $1,056,000 for the 1st quarter of 1999 versus $947,000 for the same period in 1998 and resulted primarily from the operating losses less non-cash charges for depreciation and amortization, and the writedown of mineral properties plus changes in operating assets and liabilities. Cash flow from investing activities for 1999 includes capital expenditures of $70,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of stock of $1,137,000. Cash flow from investing activities for 1998 included capital expenditures of $596,000 and an increase in other assets of $27,000. Cash flow from financing activities in 1998 consisted of payments on notes and long term debt of $500,000 and net proceeds from the issuance of convertible debentures of $2,834,000.

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

Operating expenses decreased significantly in the 1st quarter of 1999 in response to somewhat decreased sales and operating efficiencies. The Company continues to experience negative gross margins at its Calgary operations in 1999 primarily due to the relatively high fixed costs of the phosphate production. Such margins have improved in 1999 over the same period in 1998 but are expected to remain negative until sales increase to approximately 1,000 tons per month of primary product. That level of sales is anticipated by the third quarter of 1999, but is dependent upon securing additional working capital of approximately $1.3 million. ADA has experienced positive gross margins in 1999, but these were less than expected from routine operations and resulted from ADA continuing efforts to establish market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development expenses increased slightly in 1999 to $16,000 from $12,000 in 1998. General and administrative expenses decreased by a net of approximately $177,000 in he first quarter of 1999 as a result of decreased investor relations expenses and operational efficiencies. Included in costs and expenses for the first quarter of 1999 is a one-time, non-cash charge of $1,223,000 representing the writedown of the carrying value of the Company's mineral properties. The charge is the result of the retroactive application of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such casts as they are incurred.

Registrant's interest expense totaled approximately $51,000 for the first quarter of 1999 as compared to $1,054,000 for the same period in 1998. Included in interest expense for 1998 was $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in that year.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. In February 1999, Registrant sold 1,260,623 shares of is common stock for cash consideration of $1,137,000 to a limited number of accredited investors in reliance upon the exemption provided by section 4(2) of the Securities Act of 1933. The shares were sold to two investment funds and four individuals. Three of the four individuals are sons-in-law of officers and directors of Registrant.

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


						Earth Sciences, Inc.
						Registrant

Date:  September 3, 1999		             /s/ Mark H. McKinnies
                                       ---------------------
                                             Mark H. McKinnies
                                    President and Chief Financial Officer