Form 10QSB/A
period 1999-06-30
EARTH SCIENCES INC
filed 1999-09-03
CIK 30985

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-QSB/A
                 Amendment #1 to Part I, Items 1 and 2

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


                                                       UNAUDITED
			ASSETS
                                                (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents					      	                $    11
  Trade receivables, net of allowance for
    doubtful accounts of $4		                               789
  Inventories								                                       580
  Prepaid expenses and other						                          155
                                                          -----
	Total current assets						                               1,535

PROPERTY, PLANT AND EQUIPMENT, at cost   			             19,712
    Less accum. depreciation and amortization            (5,486)
                                                         ------
	Net property and equipment		                            14,226

INTANGIBLE ASSETS, net of $586 in amortization            3,051
                                                         ------
TOTAL ASSETS							                                     $18,812
                                                         ======
    		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable			                                    $ 1,178
  Accrued expenses						                   	                534
  Notes payable and line of credit              	           782
  Other current liabilities		 				                           20
                                                          -----
     	Total current liabilities		                         2,514

LONG-TERM LIABILITIES:
  Extraction plant liability	               		            4,850
  Note payable - related party					                       1,000
  Other liabilities							                                  611
                                                          -----
									                                                 6,461
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                		    			      241
  Additional paid-in capital			   	                      27,435
  Foreign currency translation adjustment                (1,837)
  Accumulated deficit							                            (16,002)
                                                         ------
	Total stockholders' equity				                           9,837
					                                                    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		            $18,812
					                                                    ======
See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1999 and 1998

			                                        UNAUDITED
                                            1999                 1998
                   (amounts in thousands, except shares and per share amounts)
		                            3 Months   6 Months   3 Months   6 Months
NET REVENUES:
     Sales	                     $1,111      2,235      1,501      3,088
     Other                           3          6         93        117
                                 -----      -----      -----      -----
         Total revenues          1,113      2,241      1,594      3,205

COST AND EXPENSES:
    Operating                    1,170      2,136      1,484      3,218
    General and administrative     723      1,390        985      1,827
    Research & development          20         36         25         39
    Writedown in carrying value of
     Mineral properties             -       1,223         -          -
    Depreciation and amortization  180        348        203        374
                                 -----      -----      -----      -----
             Total expenses      2,093      5,133      2,697      5,458
                                 -----      -----      -----      -----
OPERATING LOSS                    (980)    (2,892)    (1,103)    (2,253)
OTHER INCOME (EXPENSE):
    Interest expense              (167)      (218)       (31)    (1,085)
    Other, net                       5         -          10          3
                                 -----      -----      -----      -----
                                  (162)      (218)       (21)    (1,082)
                                 -----      -----      -----      -----
NET LOSS                       $(1,142)    (3,110)    (1,124)    (3,335)
Stock resale rights applicable to
  Certain shareholders              -        (309)        -          -
                                 -----      -----      -----      -----
NET LOSS APPLICABLE TO OTHER
  COMMON STOCKHOLDERS          $(1,142)    (3,419)    (1,124)    (3,335)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.05)      (.15)      (.06)      (.15)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                 23,784,000 23,239,000 18,242,000 22,118,000
                              ========== ========== ========== ==========

------------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 1999 and 1998

                                            UNAUDITED
     	                                  1999          1998
                                       (amounts in thousands)

Accumulated deficit as of January 1	$ (12,892)       (7,452)
Net loss for the period	        		     (3,110)       (3,335)
                      		            ---------      --------
Accumulated deficit as of June 30	  $ (16,002)      (10,787)
			                                    ======	       ======
See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998



                                                             UNAUDITED
                                                         1999         1998

                                                      (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(3,110)     $(3,335)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                         348            374
   Writedown of carrying value of mineral properties   1,223             -
	  Non-cash interest expense         	                   114          1,027
  	Expenses paid with stock            				               44             53
  	Change in operating assets and liabilities  	          59           (260)
   Net decrease in other assets and liabilities          236       	    315
                                                       -----          -----
       Net cash used by operating activities          (1,086)        (2,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures		               	                 (172)          (817)
                                                       -----          -----
	Net cash used by investing activities                  (172)          (817)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt			                 -	           (500)
  Proceeds from issuance of common stock	  	           1,147             -
  Proceeds from convertible debentures and
   notes payable	                                         -          	3,084
                                                       -----          -----
	Net cash provided by financing activities             1,147	         2,584
                                                       -----          -----
Net decrease in cash and cash equivalents               (111)           (59)
Cash and cash equivalents at beginning of period         122            332
                                                       -----          -----
Cash and equivalents at end of period 			             $   11        $   273
                                                       =====          =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest		                         $   42    	   $    27
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

(2) Deferred Exploration and Development Costs
The company had followed the policy of capitalizing all direct costs related to the exploration of mineral properties held or controlled by the Company, which, in the opinion of management, have a continuing value. In the first quarter of 1999, the Company changed its method of accounting for such costs to expensing such costs as incurred and has retroactively adjusted its financial statements as of 3/31/99. The change has been effected due to a change in estimates which cause the future benefits of those costs to be doubtful. Furthermore, the Company believes expensing such costs has become the preferred method of accounting. The effect of the change in accounting principle is considered inseparable from the effect of the change in accounting estimate and has resulted in Registrant recording a one-time, non-cash expense of $1,223,000 million in the first quarter of 1999.

(3) Business Segment Information  (amounts in thousands)
Corporate headquarter activities are included in the ESI operating segment. The phosphate production assets of ESEC are located in Canada; the long-lived assets associated with other lines of business are primarily located in Colorado. Substantially all of the Company's customers are US companies.

Six Months ended June 30, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,080 $1,156             $    -        $  2,236
Intersegment revenues    187      96     -                 (283)            -
Other revenues             5      -      -                   -               5
                         ---    ----   ----                ----          -----
     Total revenue     $ 192 $ 1,176 $1,156             $  (283)      $  2,241
                        ====   =====  =====                ====          =====
Segment profit (loss)$(1,673)$  (901)$ (536)                 *        $ (3,110)

Six Months ended June 30, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,193 $1,895             $    -        $ 3,088
Intersegment revenues    139      -      -                 (139)           -
Other revenues           111      -       6                  -            117
                         ---     ---  -----                ----         -----
     Total revenue     $ 255 $ 1,193 $1,901             $  (139)      $ 3,205
                        ====    ====  =====                ====         =====
Segment profit (loss)$(1,849)$(1,345)$ (141)                 *        $(3,335)

 * There were no profits on intersegment revenues.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below and in the Registrant's 1998 Form 10-KSB, as amended.

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

Cash flow used in operations totaled $1,086,000 for the first six months of 1999 versus $1,826,000 for the same period in 1998. Such use has resulted primarily from the operating losses less non-cash charges for depreciation and amortization, writedown of mineral properties and interest. Cash flow from investing activities for the first six months of 1999 includes a use for capital expenditures of $172,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of common stock of $1,147,000. Cash flow from investing activities for the first six months of 1998 included a use for capital expenditures of $817,000. Cash flow from financing activities in 1998 consisted of payments notes payable and long-term debt of $500,000 and proceeds from the issuance of convertible debentures and notes payable, net of $3,084,000.

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


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities
Recent Sales of Unregistered Securities. In May 1999, Registrant sold 164,096 shares of its common stock to Michael D. Durham, a director of Registrant, for $100,000, which represented the average market price of the stock at that time. The stock was sold pursuant to the exemption provided by section 4(2) of the Securities Act of 1933.

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