Form 10KSB/A
period 1998-12-31
EARTH SCIENCES INC
filed 1999-09-07
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                         Amendment #2 to Items 2, 6 and 12

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

	  (1) "LC" Alunite Property.
The property is located in southwestern Colorado, about 7 miles south of Lake
City, Colorado and consists of approximately 1,667 acres.   The LC property was
sampled with three vertical core holes ranging from 306 feet to 688 feet in depth. The average thickness of the mineralization, defined as 21.6% alunite or greater, was approximately 400 feet. The average interval between the holes was 2,000 feet. Results of exploration work to date show a total of 61.1 million tons of mineralized material. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).

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

	 (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 1998. Mineralization on the 680 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

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

Liquidity and Capital Resources
Management believes that existing working capital, a recently approved credit facility and recent private placements of common stock are sufficient to fund the planned growth in operations until positive cash flow is achieved in Calgary and at ADA, which are both anticipated during 1999. Registrant had a working capital deficit of $762,000 at year end. This deficit was reduced to zero with proceeds from the recent private placements in February 1999. Management expects to deal with further deficits resulting from operations through renegotiation of due dates on short-term indebtedness and improving cash flow, although there can be no assurances that such negotiations will be successful or that positive cash flow will be achieved. The achievement of such positive cash flow is dependent upon several factors including continued production of technical grade quality product, success in marketing phosphate products and meeting competition in the market place, the failure in any of which could delay or frustrate such achievement. For ADA, the achievement of positive cash flow is dependent upon the successful ongoing operation of the units currently operating at APC and in Oregon, and the sale of at least two other units to any of a number of utilities where proposals have been issued. Significant delay in signing new contracts or unsatisfactory operations at the units operating could delay or frustrate such achievement. Planned capital expenditures to sustain and improve ongoing operations for 1999 are estimated at $400,000. Registrant expects to fund these requirements out of existing working capital. However, additional funds may be required to fund capital improvements, expanded exploration activities in Venezuela (see Item 1(b) above) and purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 (see Item 1(a) above) and has received approval, subject to definitive documentation, a revolving credit facility from the Bank of Hongkong.

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

Operating expenses increased significantly in 1998 in response to increased sales and revenues related to both Calgary phosphate production ($1,663,000 of the increase) and ADA ($1,157,000 of the increase). The Company experienced negative gross margins at its Calgary operations in 1997 and 1998 primarily due to the start up nature of the phosphate production and the product quality problem mentioned above. The Company expects such margins to improve in 1999 with expected increased sales. ADA experienced positive gross margins in 1998, but these were less than expected from routine operations and resulted from ADA establishing its market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development decreased in 1998 to $81,000 from $225,000 in 1997. Future consolidated research and development expenses are expected to be approximately $100,000 per year for the next several years. General and administrative expenses decreased by a net of approximately $500,000 in 1998 as a result of increases in Calgary related to increased production (an increase of $254,000), ADA's increased activities (an increase of $686,000), decreased investor relations expenses (a decrease of $1,227,000), and adoption of a sabbatical leave policy during 1997 not incurred in 1998 ($200,000 of the decrease). Future investor relations expenses are expected to run between $100,000 and $150,000 for the next several years. In 1997 ESI's Board of Directors adopted a sabbatical leave policy and $200,000 was accrued in that year for the estimated costs earned in prior years associated with the policy. Approximately $65,000 of that accrued liability was reduced in 1998 as a result of one employee taking a sabbatical leave. The ongoing annual costs of the policy are estimated at approximately $15,000.

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

In the fall of 1998, Registrant sold an office building in Golden , Colorado to a son of an officer and director. The sales price of $350,000 was based on an independent appraisal of the property. Registrant continues to rent approximately one sixth of the building on a monthly basis for $750 per month.

During February 1999, Registrant sold a total of 267,245 shares of its common stock to Daniel R. Bisque, a son of an officer and director, Michael J. DeBoer and R. Scott Tracey, both sons-in-law of its officers and directors. The shares were sold at the then current market prices ranging from $.81 to $.91 per share and on the same terms and conditions as to unaffiliated third parties who also purchased shares at that time. Such terms for all these transactions were at least as favorable to Registrant as it could have obtained from unaffiliated
third parties.   As with the unaffiliated third parties to whom shares were also sold in February 1999, ESI has an obligation to issue additional shares in the event the market price at the time of sale is less than 125% of the purchase price. However, such additional shares are limited to two and one half times the number of shares originally issued. This obligation helps insure a return on the investment made by parties who purchased shares from ESI in February.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
 (Registrant)

By /s/ Mark H. McKinnies	                /s/ Duane N. Bloom
-------------------------                ---------------------------
Mark H. McKinnies, President          			Duane N.  Bloom,  Member of
and Principal Financial Officer         	Executive Committee

Date:   August 27, 1999	              			August 27, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque   	             			 /s/ Robert H. Lowdermilk
------------------------                ---------------------------
Ramon E.  Bisque                    	  	Robert H. Lowdermilk
Chairman of The Board of Directors    		Director

August 27, 1999                    					August 27, 1999
----------------                        ----------------
     Date 					                               Date

/s/Duane N. Bloom                  				/s/ Michael D. Durham
-------------------------              ------------------------------
Duane N.  Bloom, Director            		Michael D. Durham, Director

August 27, 1999	                   				August 27, 1999
----------------                       ------------------
     Date				                                 Date

/s/ Mark H. McKinnies
-----------------------
Mark H. McKinnies, Director

August 27, 1999
------------------
     Date