Form 10QSB/A
period 1999-03-31
EARTH SCIENCES INC
filed 1999-09-20
CIK 30985

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB/A
             Amendment #2 to Part I, Items 1 and 2, Part II, Item 6

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

(3) Deferred Exploration Costs
The Company had followed the policy of capitalizing all direct costs, including labor, related to the exploration of mineral properties held or controlled by the Company, which, in the opinion of management, have a continuing value. In the first quarter of 1999, the Company changed its method of accounting for such costs to expensing such costs as incurred. Whereas in the past, the Company would not charge to expense, but would capitalize as an asset, exploration costs on those properties management considered to have continuing value, under the new policy, such costs are expensed immediately and figure into the determination of profit and loss for the period in which they are incurred. The change in the method of accounting has resulted in a one-time, non-cash write-off of $1,223,000 of exploration costs in the first quarter of 1999. This write-off increased the net loss for the 1st quater from $1,055,000 to a loss of $2,278,000, and the net loss per common share for the period from $.05 to $.10. The change has been effected due to a change in estimates which cause the future benefits of those costs to be doubtful. Furthermore, the Company believes expensing such costs has become the preferred method of accounting. The effect of the change in accounting principle is considered inseparable from the effect of the change in accounting estimate.

(4)  Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The long-lived assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US
companies.                                        (amounts in thousands)
Quarter ended March 31, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   495 $  629             $    -        $  1,124
Intersegment revenues     98      88     -                 (186)            -
Other revenues             3      -      -                   -               3
                         ---    ----   ----                ----          -----
     Total revenue     $ 101 $   583 $  629             $  (186)      $  1,127
                        ====   =====  =====                ====          =====
Long-lived assets    $ 1,059 $17,965 $  603                  -        $ 19,627
Segment profit (loss)$(1,381)$  (420)$ (168)                 *        $ (1,969)

Quarter ended March 31, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   481 $1,105             $    -        $ 1,586
Intersegment revenues     55      -      -                  (55)           -
Other revenues            23      -       1                  -             24
                         ---     ---  -----                ----         -----
     Total revenue     $  78 $   481 $1,106             $   (55)      $ 1,610
                        ====    ====  =====                ====         =====
Long-lived assets     $2,853 $17,669 $  543                  -        $21,065
Segment profit (loss) $ (386)$(1,838)$   13                 *         $(2,211)

 * There were no profits on intersegment revenues.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Operating expenses decreased significantly in the 1st quarter of 1999 in response to somewhat decreased sales and operating efficiencies. The Company continues to experience negative gross margins at its Calgary operations in 1999 primarily due to the relatively high fixed costs of the phosphate production. Such margins have improved in 1999 over the same period in 1998 but are expected to remain negative until sales increase to approximately 1,000 tons per month of primary product. That level of sales is anticipated by the third quarter of 1999, but is dependent upon securing additional working capital of approximately $1.3 million. ADA has experienced positive gross margins in 1999, but these were less than expected from routine operations and resulted from ADA continuing efforts to establish market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development expenses increased slightly in 1999 to $16,000 from $12,000 in 1998. General and administrative expenses decreased by a net of approximately $177,000 in he first quarter of 1999 as a result of decreased investor relations expenses and operational efficiencies. Included in costs and expenses for the first quarter of 1999 is a one-time, non-cash charge of $1,223,000 representing the writedown of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred.

Registrant's interest expense totaled approximately $51,000 for the first quarter of 1999 as compared to $1,054,000 for the same period in 1998. Included in interest expense for 1998 was $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in that year.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 1998 Form 10-KSB, as amended except:
      Exhibit 18  - Letter on change in accounting principles from Hein &
                    Associates LLP dated September 16, 1999.
	     Exhibit 27  - Financial Data Schedule (electronic filing only)

	(b) Forms 8-K -  None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						Earth Sciences, Inc.
						Registrant

Date:  September 20, 1999		             /s/ Mark H. McKinnies
                                       ---------------------
                                         Mark H. McKinnies
                                    President and Chief Financial Officer