Form 10QSB/A
period 1999-06-30
EARTH SCIENCES INC
filed 1999-09-20
CIK 30985

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-QSB/A
                 Amendment #2 to Part I, Items 1 and 2; Part II, Item 6.

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

2) Stock resale rights applicable to certain shareholders.
In January and February 1999, Registrant sold a total of 1,360,623 shares of common stock and received net proceeds of $1,237,000. The shares were sold at closing bid prices which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Additional shares, if necessary, will be issued so that the total shares held by each such shareholder times the 5-day average bid price equals 125% of the amount paid for the common stock. A charge of $309,000 against net income is shown in the accompanying financial statements for the obligation to issue these additional shares.

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

(4) Business Segment Information  (amounts in thousands)
Corporate headquarter activities are included in the ESI operating segment. The phosphate production assets of ESEC are located in Canada; the long-lived assets associated with other lines of business are primarily located in Colorado. Substantially all of the Company's customers are US companies.

Six Months ended June 30, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,080 $1,156             $    -        $  2,236
Intersegment revenues    187      96     -                 (283)            -
Other revenues             5      -      -                   -               5
                         ---    ----   ----                ----          -----
     Total revenue     $ 192 $ 1,176 $1,156             $  (283)      $  2,241
                        ====   =====  =====                ====          =====
Long-lived assets    $ 1,067 $17,978 $  667                  -        $ 19,712
Segment profit (loss)$(1,673)$  (901)$ (536)                 *        $ (3,110)

Six Months ended June 30, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,193 $1,895             $    -        $ 3,088
Intersegment revenues    139      -      -                 (139)           -
Other revenues           111      -       6                  -            117
                         ---     ---  -----                ----         -----
     Total revenue     $ 255 $ 1,193 $1,901             $  (139)      $ 3,205
                        ====    ====  =====                ====         =====
Long-lived assets    $ 2,926 $18,770 $  559                  -        $22,255
Segment profit (loss)$(1,849)$(1,345)$ (141)                 *        $(3,335)

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 6 of Registrant's March 31, 1999
                     Form 10-QSB, as amended.

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