Form 10QSB
period 1999-09-30
EARTH SCIENCES INC
filed 1999-11-09
CIK 30985

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,016,564 Shares of Common Stock, one cent par value outstanding as of November 10, 1999.

Transitional Small Business Disclosure Format: Yes______ ; No___X___

PART I
Item 1.	FINANCIAL STATEMENTS
                     Earth Sciences, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                September 30, 1999

                                                       UNAUDITED
			ASSETS
                                                (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents					                       $    52
  Trade receivables, net of allowance for
    doubtful accounts of $4		                               708
  Inventories							                                        245
  Prepaid expenses and other					                           158
                                                          -----
	Total current assets					                                1,163

PROPERTY, PLANT AND EQUIPMENT, at cost   			             19,778
    Less accum. depreciation and amortization            (5,564)
                                                         ------
	Net property and equipment		                            14,214

INTANGIBLE AND OTHER ASSETS, net of $683 in amortization  2,961
                                                         ------
TOTAL ASSETS							                                     $18,338
                                                         ======
    		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                      $ 1,003
  Accrued compensation and benefits                         452
  Notes payable - related parties                         1,275
  Bank line of credit         	                             390
  Other current liabilities	                                245
                                                          -----
     	Total current liabilities	                          3,365

LONG-TERM LIABILITIES:
  Extraction plant liability	                             4,850
  Other liabilities                                         546
                                                          -----
                                             								     5,396
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value              		               250
  Additional paid-in capital	          		   	            27,649
  Foreign currency translation adjustment                (1,837)
  Accumulated deficit		                                 (16,484)
                                                         ------
	Total stockholders' equity	                              9,577
					                                                    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	             $18,338
					                                                    ======
See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1999 and 1998

                                               UNAUDITED
                                       1999                 1998
                    (amounts in thousands, except shares and per share amounts)
	             	               3 Months   9 Months   3 Months   9 Months
NET REVENUES:
     Sales	                     $1,429      3,664        813      3,901
     Other                          17         23          6         65
                                 -----      -----      -----      -----
         Total revenues          1,446      3,687        819      3,966

COST AND EXPENSES:
    Operating                    1,103      3,239      1,097      4,461
    General and administrative     400      1,790        520      2,201
    Research & development          -          36         93        132
    Writedown in carrying value of
     Mineral properties             -       1,223         -          -
    Depreciation and amortization  175        523        172        546
                                 -----      -----      -----      -----
             Total expenses      1,678      6,811      1,882      7,340
                                 -----      -----      -----      -----
OPERATING LOSS                    (232)    (3,124)    (1,063)    (3,374)
OTHER INCOME (EXPENSE):
    Interest expense              (250)      (468)       (53)    (1,138)
    Other                           -          -         130        191
                                 -----      -----      -----      -----
                                  (250)      (468)        77       (947)
                                 -----      -----      -----      -----
NET LOSS                       $  (482)    (3,592)      (986)    (4,321)
Stock resale rights applicable to
  certain shareholders              -        (309)        -          -
                                 -----      -----      -----      -----
NET LOSS APPLICABLE TO OTHER
  COMMON STOCKHOLDERS          $  (482)    (3,901)      (986)    (4,321)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.02)      (.17)      (.05)      (.22)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                 24,012,000 23,499,000 21,844,000 19,456,000
                              ========== ========== ========== ==========

------------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Nine Months Ended September 30, 1999 and 1998

                                                UNAUDITED
        	                                  1999          1998
                                         (amounts in thousands)

Accumulated deficit as of January 1   	$ (12,892)       (7,452)
Net loss for the period	                  (3,492)       (4,321)
                      		                 -------        ------
Accumulated deficit as of September 30 $ (16,484)      (11,773)
			                                       ======        ======

See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998



                                                             UNAUDITED
                                                         1999         1998

                                                      (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(3,492)     $(4,321)
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                          523          546
    Writedown of carrying value of mineral properties    1,223           -
    Non-cash interest expense          	                   284        1,063
    Expenses paid with stock                          		    67          218
    Change in operating assets and liabilities         	   319          611
    Net increase (decrease) in other assets
     and liabilities                                        39          183
                                                         -----        -----
       Net cash used by operating activities            (1,037)      (1,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds, net of gain, from sale of building               -           157
 Capital expenditures  	                                  (383)        (922)
                                                         -----        -----
	Net cash used by investing activities                    (383)        (765)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt               			  (187)        (500)
  Proceeds from issuance of common stock	                1,147           -
  Proceeds from convertible debentures, notes
   payable and line-of-credit	                             390        3,084
                                                         -----        -----
	Net cash provided by financing activities               1,350        2,584
                                                         -----        -----
Net decrease in cash and cash equivalents                  (70)         119
Cash and cash equivalents at beginning of period           122          332
                                                         -----        -----
Cash and equivalents at end of period 	                 $   52      $   451
                                                         =====        =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest                             $   80      $    27
                                                         =====        =====
	Conversion of notes payable and debentures             $   27      $ 9,188
                                                         =====        =====
See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                            September 30, 1999

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

(3) Deferred Exploration Costs.
The Company had followed the policy of capitalizing all direct costs, including labor, related to the exploration of mineral properties held or controlled by the Company, which, in the opinion of management, have a continuing value. In the first quarter of 1999, the Company changed its method of accounting for such costs to expensing such costs as incurred. Whereas in the past, the Company would not charge to expense, but would capitalize as an asset, exploration costs on those properties management considered to have continuing value, under the new policy, such costs are expensed immediately and figure into the determination of profit and loss for the period in which they are incurred. The change in the method of accounting has resulted in a one-time, non-cash write-off of $1,223,000 of exploration costs in the first quarter of 1999. This write-off increased the net loss for the 1st quater from $1,055,000 to a loss of $2,278,000, and the net loss per common share for the period from $.05 to $.10. The change has been effected due to a change in estimates which cause the future benefits of those costs to be doubtful. Furthermore, the Company believes expensing such costs has become the preferred method of accounting. The effect of the change in accounting principle is considered inseparable from the effect of the change in accounting estimate.

(4) Business Segment Information.  (amounts in thousands)
Corporate headquarter activities are included in the ESI operating segment. The phosphate production assets of ESEC are located in Canada; the long-lived assets associated with other lines of business are primarily located in Colorado. Substantially all of the Company's customers are US companies.

Nine Months ended September 30, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,665 $1,999             $    -        $  3,664
Intersegment revenues    318     178     -                 (496)            -
Other revenues             6      16      1                   -             23
                         ---    ----   ----                ----          -----
     Total revenue     $ 324 $ 1,859 $2,000             $  (496)      $  3,687
                        ====   =====  =====                ====          =====
Long-lived assets    $ 1,072 $18,034 $  672                  -        $ 19,778
Segment profit (loss)$(1,926)$(1,184)$ (482)                 *        $ (3,592)

Nine Months ended September 30, 1998
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,473 $2,428             $    -        $ 3,901
Intersegment revenues    250     198     -                 (448)           -
Other revenues            63       2     -                   -             65
                         ---     ---  -----                ----         -----
     Total revenue     $ 313 $ 1,673 $2,428             $  (448)      $ 3,966
                        ====    ====  =====                ====         =====
Long-lived assets    $ 2,609 $17,912 $  595                  -        $21,116
Segment profit (loss)$(1,904)$(2,082)$ (335)                 *        $(4,321)

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

                 Liquidity and Capital Resources
Registrant had a working capital deficit of $1,202,000 at 9/30/99. This deficit has increased during the first nine months of this year in spite of proceeds from the recent private placements, due to the operating losses incurred at both ADA and the Calgary phosphate facility. Management is currently seeking a minimum of $2.4 million from an industry partner for working capital and improvements to increase production at Calgary to sustainable routine levels expected to yield positive cash flow. Management also expects to reduce the deficit through negotiations with suppliers and customers, negotiation of due dates on short-term indebtedness with related parties and improving cash flow at ADA. However, there can be no assurances that such negotiations will be successful or that the positive cash flow now achieved at ADA will continue.

In effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999 management suspended operations there. Although, in the opinion of management, the facility has demonstrated adequate capacity and quality of production, and markets for its products are established, the suspension in phosphate purification operations at Calgary will continue until sufficient working capital becomes available to allow the expected achievement of positive cash flow there. The achievement of such positive cash flow is dependent upon several factors including, but not limited to, the continued ability to produce a technical grade quality product, upgrading the by-products, success in marketing phosphate products and meeting competitionin the market place, the failure in any of which could delay or frustrate such achievement. Chemical blends for ADA that were produced by ESEC have been out-sourced to a US manufacturer at only slightly higher costs.

For ADA, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place at APC in Wisconsin, at CLECO in Louisiana, at MidAmerica in Iowa and at PGE in Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation.

Planned capital expenditures to sustain and improve ongoing operations for

1999 are estimated at $400,000; of that amount $383,000 has been spent thus far in 1999. Registrant has funded and expects to fund these requirements out of existing working capital. However, additional funds may be required to fund capital improvements, expanded exploration activities, if any, in Venezuela and purchase equipment to produce food-grade product in Calgary. Private placements of common stock, convertible debentures and bank borrowings may be evaluated to fund such requirements. Registrant received a net of $1.1 million from the sale of common stock in the first quarter of 1999 and has received approval and funding of a revolving credit facility from the Bank of Hongkong.

The credit facility from the Bank of Hongkong is a demand revolving loan limited to the lesser of 85% of qualified receivables or $400,000, is secured by accounts receivable of ESEC, and carries interest at the Bank's US base rate (currently 8.5%) plus 1%. Interest is due monthly in arrears and the loan is guaranteed by ESI. As of 9/30/99, $390,000 had been advanced under the loan.

Based on current estimates, the Calgary facility may require as much as U.S. $500,000 to initiate and finalize modification for the production of food grade phosphoric acid. Registrant expects to finance those requirements from arrangements with an industry partner, bank borrowings, equipment leasing and/or existing working capital. The timing of initiation of such modifications is uncertain and is not expected to commence prior to the attainment of positive cash flow from existing production capacity.

In September 1999, ADA was awarded a $1 million Department of Energy grant to develop an expanded line of flue gas conditioning agents. The grant extends over a three-year period and will allow ADA to accelerate research and development work it had planned for the future. If the development work is successful, ADA's propietary chemical will be applicable to a braoder range of customers with problem flue gases. Although the award was made in September 1999 the contract will not be signed until the current Federal budget is approved.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 1999 are expected to be only $60,000. Activities planned on the existing SAMI contract and on those concessions expected to be granted in the future can be met through existing working capital. Registrant may raise the additional capital, if and when needed, through further private placements of stock, convertible debentures and/or joint venture arrangements, if appropriate. Registrant curtailed activities in Venezuela to a minimum level sufficient to maintain the positions it has already established.

Cash flow used in operations totaled $1,037,000 for the first nine months of 1999 versus $1,700,000 for the same period in 1998. Such use has resulted primarily from the operating losses less non-cash charges for depreciation and amortization, writedown of mineral properties and interest. Cash flow from investing activities for the first nine months of 1999 includes a use for capital expenditures of $383,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of common stock of $1,147,000, payments on notes payable of $187,000 and proceeds from a bank line-of-credit of $390,000. Cash flow from investing activities for the first nine months of 1998 included a use for capital expenditures of $922,000 and a source from proceeds from the sale of an office building, net of the related gain, of $157,000. Cash flow from financing activities in 1998 consisted of payments notes payable and long-term debt of $500,000 and proceeds from the issuance of convertible debentures and notes payable, net of $3,084,000.

                          Results of Operations
Revenues from sales totaled $3,664,000 in the first nine months of 1999 versus $3,901,000 in 1998. In 1999, $1,999,000 of that amount was generated by ADA and $1,665,000 was generated from Calgary phosphate sales. Revenues for the period from ADA decreased from $2,428,000 in 1998 due to the sale of three flue gas conditioning units in 1998 vs. none in 1999 offset somewhat by increasing chemical sales to a greater number of units operating in 1999. The additional ADA units installed in 1999 have been under rental and lease arrangements rather than direct sales. Phosphate sales from Calgary increased by $192,000 from $1,473,000 in 1998 in spite of the suspension of production activites at the end of August due primarily to increased sales to Chemical Interchange Co. Due to a lack of working capital earlier in the year, the facility elected to take a maintenance shutdown during the month of May. ADA's revenues were less than anticipated due to slower than expected additional sales related to diminishing market concern over the recycled fly-ash issue that was resolved with the introduction of a new chemical blend in the fall of 1998.

Other income in 1998 includes rental income, which ceased in the fall of 1998 due to the sale of ESI office building in September 1998.

Operating expenses decreased significantly in the first nine months of 1999 in response to decreased sales and revenues at ADA and operating efficiencies. The decrease related to both Calgary phosphate production ($424,000 of the decrease) and ADA ($746,000 of the decrease). The Company experienced negative gross margins at its Calgary operations in 1998 and 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although expects such margins have improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital has not been sufficient to sustain the level of production and sales to generate positive cash flow. ADA experienced positive gross margins in 1999 and 1998, but these were less than expected from routine operations and resulted from ADA establishing its market acceptance and market share for its technology. The Company's ultimate success will be dependent upon generating greatly improved gross margins, which in turn are dependent upon increased sales and market penetration. Consolidated research and development decreased in the nine six months of 1999 to $36,000 from $132,000 in 1998.

Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $411,000 in the first nine months of 1999 primarily as a result decreased investor relations expenses. Future investor relations expenses are expected to run between $100,000 and $150,000 for the next several years. Included in costs and expenses for the first quarter of 1999 is a one-time, non-cash charge of $1,223,000 representing the writedown of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred.

Registrant's interest expense totaled approximately $468,000 for the first nine months of 1999 and $1,138,000 for the same period in 1998. Interest expense includes approximately $90,000 and $33,000 in 1999 and 1998, respectively, from the consolidation of combined Calgary and ADA results. Included in interest expense for 1999 is $284,000 of non-cash charges related to additional stock issued to certain 1999 private placement purchasers for delays in the effectiveness of a registration statement covering their shares. In 1998, interest expense includes $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and convertible in the first six months of 1998.

Other non-operating income in 1998 includes a gain of $188,000 recognized upon the sale of an office building.

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 6 of Registrant's March 31, 1999 Form 10-QSB, as amended.

	(b) Forms 8-K - a report filed September 10, 1999 and dated September 2, 1999 set forth in Item 5 - Other Events a press release made by Registrant that announced the suspension of activities in Calgary and Venezuela to concentrate on the continued growth of ADA.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                					Earth Sciences, Inc.
                                  			Registrant

Date:  November 9, 1999             /s/ Mark H. McKinnies
                                     ----------------------
                                     Mark H. McKinnies
                            President and Chief Financial Officer