Form 10KSB
period 1999-12-31
EARTH SCIENCES INC
filed 2000-04-11
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

             8100 SouthPark Way B-2, Littleton, Colorado 80120-4525
             ------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

      (Registrant's telephone number, including area code): (303) 734-1727

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 4,846,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 10, 2000 was $6,702,000.

Number of shares outstanding of registrant's Common Stock, one-cent par value as of March 10, 2000 - 26,973,238.

DOCUMENTS INCORPORATED BY REFERENCE:
None

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

     (a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is an air pollution control technology, chemical processing and mineral exploration company. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the sale of flue gas conditioning ("FGC") technology and chemicals for coal-fired boilers and other applications provided through ADA Environmental Solutions LLC ("ADA"), a wholly-owned subsidiary; the ownership of a currently idled solvent extraction facility in Calgary, Alberta which has produced purified phosphate products; and continued, but limited, exploration activities for diamond and gold resources in Venezuela. Production of purified phosphate products in Calgary commenced in June 1997 and was suspended in August 1999.

     During 1999, ESI (1) through ADA (a) received its second and third patent for its FGC technology, (b) developed new products to enhance fly ash collection, (c) was awarded several contracts to demonstrate and enhance various technologies, and (d) initiated and/or continued successful operations of units at four utilities; (2) through Earth Sciences Extraction Company ("ESEC"), a wholly-owned limited partnership, continued and improved production of purified phosphate products at its solvent extraction facility in Calgary, Alberta, Canada, but lacking sufficient working capital to achieve cash flow and profits, suspended operations at the facility in August 1999; (3) during a period of political uncertainty in Venezuela, maintained its applications for 15 mineral concessions covering over 30,000 acres in the country, but suspended further exploration activities for diamond and gold resources there; (4) sold stock for net proceeds of $1,252,000 to fund its activities; and (5) maintained its position in several mineral resources and prospects in the Western US.

Thus far in 2000, ESI through ADA has (a) signed a contract with a mid-western utility for installation of a FGC unit; (b) received approval from two other utilities to replace demonstration FGC units with permanent installations; (c) prepared for the demonstration of an anti-slagging chemical at another mid-western utility; and (d) received the signed Department of Energy contract awarded in the fall of 1999 and commenced research activities thereunder. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ADA currently has four successfully operating FGC units at coal-fired utilities in Iowa, Louisiana, Oregon and Wisconsin. Revenues from sales of equipment and chemicals to those utilities in 1999 totaled $2,330,000. The Oregon unit successfully passed its warranty test in February of 1999. The units in Louisiana and Iowa commenced operations in 1999 with demonstration equipment. In early 2000, the utilities in Iowa and Louisiana elected to replace the demonstration units with permanent equipment. Also in early 2000, a utility in Nebraska issued a purchase order for a demonstration unit that commenced operation in the second half of March 2000.

ESEC's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feedstock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility routinely produced technical grade phosphoric acid through August 1999 when operations were suspended for lack of sufficient working capital. Additional capital is required to increase the level of production and inventories, and to expand production capabilities. Registrant is seeking an industry partner to strengthen its market position and provide approximately $5 million in capital to fund the estimated needs. There can be no assurances that Registrant will be able to attract the needed capital.

During 1999, through ESI's Venezuelan company, Recursos Minerales VENESI C.A. ("VENESI"), ESI continued limited gold and diamond exploration in Venezuela. ESI also owns 83% of another company, Minera Antabari C.A. ("Antabari"), which received a contract on a 1200-acre site on the Guyana Shield in March 1992. In 1998 VENESI filed for 15 concessions covering approximately 30,000 acres with prospective interests for diamonds and gold. In 1999 VENESI maintained those filings but did not conduct any significant exploration activities. ESI has no current plans for any significant mineral exploration activities in 2000.

In February 1999, ESI sold 1,260,623 shares of common stock and received net proceeds of $1,137,000. ESI had an obligation to issue additional shares (up to a maximum of 3,151,560 additional shares) in the event the market price at the time of sale of shares by the holders is less than 125% of the purchase price. In November 1999 ESI issued options to replace such obligation, with conditions of exercise essentially the same as the previous obligation. This replacement was instituted in order to facilitate the registration of the securities with the U. S. Securities and Exchange Commission.

     (b) Business of Issuer.

Registrant is an air pollution control technology, chemical processing and mineral exploration company. Registrant owns a 100% interest in ADA which provides air pollution control technologies and services; a currently idled processing facility in Calgary, Alberta, Canada which produced purified phosphate products from June 1997 through August 1999; alunite properties which contain alumina, sulfur and potash; other domestic properties containing gold, vanadium and phosphate; and controls prospects containing copper, molybdenum, silver, lead and zinc.

Registrant, through its 100% ownership of Recursos Minerales VENESI C.A. ("VENESI"), 83% ownership in Minera Antabari C.A. ("Antabari") and its 67% ownership in Recursos Minerales ESIGEO C.A. ("ESIGEO") is exploring, on a limited basis, diamond and gold resources in Venezuela.

                           ADA Environmental Solutions
In 1997, ESI acquired a majority equity position in ADA Environmental Solutions LLC ("ADA") through a combination of stock and cash. The acquisition agreement, signed April 30, 1997 provided for (i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes to be paid prior to the scheduled closing, for the acquisition of an additional 46.2% interest in ADA, and (iii) an option to acquire the remaining equity interests (49%) in ADA. In May 1998 ESI exercised such option, acquiring a 100% interest in ADA, by issuance of 1,716,000 shares of stock.

The acquisition was prompted by synergism involving products produced by the solvent extraction facility in Calgary. ADA utilized product from the Calgary facility, which has been replaced with domestic sources, and other sources in a new proprietary technology designed to reduce particulate emissions from plants burning low-sulfur coal.

ADA's Technology and Services
ADA has developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. ADA, through various suppliers and contractors, may manufacture engineered units for each individual application. The units mix, pump and monitor the feed of a proprietary chemical blend. The chemical blend is applied to the flue gas stream by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein primarily by decreasing particle resistivity. This alteration allows the existing electrostatic precipitator
(ESP) to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in both sulfur dioxide and nitrogen dioxide. ADA's technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. ADA is also developing and testing new chemical blends and anti-slagging agents expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals.

In September 1999, ADA was awarded a $1 million Department of Energy grant to develop an expanded line of flue gas conditioning agents. The grant extends over a three-year period and will allow ADA to accelerate research and development work it had planned for the future. If the development work is successful, ADA's proprietary chemicals will be applicable to a broader range of customers with problem flue gases. Although the award was made in September 1999, the contract was not signed until January 2000. Work commenced under the grant at that time.

Market for ADA Services
The primary drivers for ADA services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, are requiring utilities to reduce emissions of gases, such as sulfur dioxide and nitrogen dioxide, and toxic particles. In addition to environmental regulations, this industry is also impacted by the deregulation of the utility business. Historically, public utilities have been able to pass capital costs onto customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. This increases the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. ADA has entered this market with its proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals currently being used. In 1999 ADA recognized 28% of its revenue from Wisconsin Power & Light Co., 23% from Cleco Utility Group, Inc. in Louisiana and 19% from MidAmerican Energy Co. in Iowa. ADA's own sales staff markets its technology through trade shows, mailings and direct contact with potential customers.

ADA Competition
ADA's primary competition is the conventional flue gas conditioning technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional flue gas conditioning technology are in excess of $1million. A typical ADA system can cost between $300,000-600,000. The competitive advantages of ADA's conditioning technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site.

ADA Patents
ADA has received three patents related to different aspects of its technology. ADA continues to improve its products, and patents for four additional products have been submitted. Although important to protect its continuing business, ADA does not consider any of such patents to be critical to the ongoing conduct of its business. (See also the discussion below under the heading Patents, Licenses and Franchises.)

Supply of Chemical for ADA Customers
The majority of ADA products do not contain phosphoric acid, so the supply of proprietary chemicals to customers has not been impacted by the suspension of production at the Calgary facility. ADA negotiates blending contracts that include secrecy agreements with chemical suppliers located near each major customer. These arrangements minimize transportation costs while assuring continuous supply of ADA proprietary chemical blends. Such arrangements have been in place since the spring of 1999.

                       Calgary Solvent Extraction Facility
In 1997, ESI commenced production of purified phosphate products at the facility. The facility suspended such production in August 1999 due to a lack of working capital needed to expand production and inventories. When in operation the plant produced purified phosphoric acid ("PPA") and by-products. Earth Sciences Extraction Company ("ESEC"), a wholly owned Canadian limited partnership of ESI, operated the solvent extraction facility in Calgary, Alberta. Registrant is seeking an industry partner to strengthen its market position and provide approximately $5 million in capital to fund the estimated needs. There can be no assurances that Registrant will be able to attract the needed capital.

ESEC's Facility
The phosphoric acid treatment facility was maintained on a standby basis since its uranium recovery operations were suspended in 1987 when the adjacent fertilizer plant, which had supplied feedstock, suspended operations. Certain contractual restraints and lower uranium prices have made the stand-alone recovery of uranium from other feedstock sources uneconomic. ESEC modified the facility to purify superphosphoric acid ("SPA") to produce a technical grade PPA and by-products. In addition to the estimated capital required to re-start production, the growth and profitability of any operations at the Calgary plant will be dependent upon, among other things, the availability of sufficient raw materials at reasonable prices. Purchases of SPA in the past were made from three US suppliers. ESEC generally received a discount from listed market price from two of those suppliers, while purchasing at an annual fixed price from the third. ESEC had been able to acquire sufficient quantities to supply its estimated requirements of SPA, but it had no long-term contracts for supply. Other supplies of SPA may not be available. There can be no assurances that ESEC will be able to obtain sufficient quantities of SPA at reasonable prices in the future. In the future it is possible that phosphate rock from an open pit mineral resource owned by ESI in Idaho may be processed to provide feedstock for the Calgary plant. (See Item 2(a) below).

Market for Purified Phosphoric Acid
Phosphorus in the form of purified phosphoric acid, H3PO4 (PPA), is a basic commercial chemical essential to a broad variety of industrial and consumer applications. PPA is an important inorganic acid used in foods, cola beverages, cleaning solutions, fertilizers, fire retardants and metal treatments, among other uses. It is expected that ESEC will compete with four North American PPA producers in the estimated 1.3 million tons PPA industrial market where an estimated 370,000 tons of direct consumption PPA is sold. When in production, ESEC was the sole producer in Canada and the only producer in western North America. ESEC's targeted market segments include those where growth is 10% or more per year, where the predominate users are in ESEC's freight advantage area, and the large Minneapolis/Chicago area market. ESEC was marketing PPA by attempting to match other producers' quality but with lower prices and improved service. In 1999 ESEC recognized 33% of its revenues from sales to HCI Holchem Inc. and 21% to Chemical Interchange Co.

If and when routine levels of production are achieved, it is anticipated that cost advantages will be realized from the use of less expensive purification through solvent extraction. By-products had been and are expected to be sold in local fertilizer markets. Until suspension of production, all of the facility's production was marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose principals have over 60 years of combined experience in the marketing and distribution of industrial and agricultural chemicals. TKI received a commission of between $2.00-$5.00 per ton of product sold. As additional compensation, the Company issued 50,000 shares and 230,000 shares of common stock to TKI in 1998 and 1999, respectively. There can be no assurances that in the future actual sales recognized by ESEC will equal the anticipated volumes.

Any growth and future profitability of operations at the ESEC facility in Calgary are dependent upon, among other things, the sale of purified phosphate products to chemical distributors and customers. ESEC signed a letter of intent with Chemical Interchange Company ("CIC") to sell 6,000-8,000 tons per year of PPA for distribution in the US primarily east of the Rocky Mountains. Although production has been suspended, CIC has expressed their continued interest in obtaining product from ESEC. However, Registrant has limited experience in marketing industrial chemicals and is relying on consultants and others to initiate and maintain other sales contacts. PPA is not typically sold under long-term contracts, and Registrant does not have any other significant long-term commitments to purchase its products. There can be no assurances that Registrant will be successful in its future sales efforts.

Solvent Extraction Process
The facility produces PPA using an environmentally clean solvent extraction process employing tributyl phosphate. The basic process is well established in the industry and believed by ESEC to be free of patent conflicts. The ESEC process was verified for several feedstocks by numerous laboratory bench tests and continuous recycle pilot plant runs. The studies show that a competitive PPA can be produced from most fertilizer grade phosphoric acid feedstock with extraction efficiencies of 70 to 90%. The remaining material has been sold in local markets for its contained phosphate values. ESEC believes that no significant waste will be generated at the ESEC facility. However, the ESEC process has not been proven on a continuing, long-term commercial basis at the Calgary plant. Although ESI has performed numerous bench-scale and pilot plant tests of the process, and operated the facility on a continuing basis from June 1997 through August 1999, there can be no assurances that the process will yield satisfactory results when employed on a long-term continuous commercial scale.

Geographic Expansion
Any future growth and profitability of operations at the solvent extraction facility in Calgary will be dependent upon, among other things, the ability to become the predominate supplier of PPA in the geographic region surrounding Calgary and on the US West Coast, and to sell on an increasing basis to the Minneapolis/Chicago area. There can be no assurance that ESEC's efforts to expand sales can be accomplished on a profitable basis.

Competition
ESEC's purified phosphate products are expected to be sold in markets that are highly competitive. The principal competitive factors include product quality, price and distribution capabilities. There can be no assurances that ESEC will be able to compete successfully against current and future competitors based on these factors. ESEC is expected to be in competition with several domestic and international producers, many of who have substantially greater financial, production, distribution and marketing resources than ESEC. If and when ESEC increases its market share, further competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse affect on the ESEC business, financial condition and results of operations.

At present, other domestic suppliers are meeting all of ADA's chemical supply requirements. In a future, if production at ESEC re-starts, a portion of ADA's requirements may be met by ESEC production. However, if there is no demand, or the demand is less than projected, for ADA's services for flue gas conditioning agents using phosphoric acid, Registrant will not recognize the synergies expected, because ADA will not be able to utilize ESEC's purified phosphate products.

                           Venezuelan Gold Activities
ESI commenced initial exploration activities in Venezuela in the fall of 1988. No proven commercially viable reserves have been discovered on the properties discussed.

In October 1999, a new mining law was approved in Venezuela (the "New Law"). A prior decree that empowered the Corporacion Venezolana de Guyana ("CVG") to issue land contracts in the Guyana Shield had been determined to be illegal by the Venezuelan courts. Under the New Law, the Ministry of Energy and Mines ("MEM") is expected to issue concessions to replace the over 450 existing CVG contracts. The SAMI land contract (see below) is included in this category and it is anticipated that its terms will improve, as the new concession terms will be more favorable. The three applications for new land contracts discussed below are included with some 300 other unacted-upon requests that have accumulated with CVG since March 1994, when CVG stopped signing contracts. New applications to MEM have been made for these three areas but these will need to be conformed to the requirements of the New Law before the end of 2000. In 1998, an additional 15 applications were made to MEM covering approximately 30,000 acres in southeastern Venezuelan, chiefly of interest for their diamond and gold potential. These applications were filed for areas where previous concessions had been granted but had lapsed. ESI expects MEM to give consideration to these applications on a timelier basis since the areas requested underwent a level of scrutiny in the past. However, these 15 applications will also need to be conformed to the requirements of the New Law before the end of 2000. The pending nature of the MEM approval process and procedures under the New Law has delayed, indefinitely, further exploration activities on those areas where applications have been filed. No current activities are planned on the SAMI contract area.

SAMI Area Contract
Antabari was formed in 1991, a Venezuelan company of which ESI owns 83%. In November 1991, Antabari filed for a contract with CVG for 488 hectares to be explored and exploited for gold. The area, called SAMI for San Miguel, is located southeast of the town of Upata, Bolivar state, Venezuela in the open country of the savannas, and is readily accessible from established roads. The contract, which was issued in March 1992, provides a two-year period for exploration work and to prepare a plan for exploitation. An extension has been granted to complete further exploration work. The contract requires certain financial guarantees with regard to exploration and reclamation, and requires that the area be reduced by one-half at the end of the exploration period.

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

Pending Applications
In 1994, formal applications were made to CVG, which in 1995 were renewed in applications to MEM to acquire exclusive mineral exploration rights on three new land areas located in the Bolivar state in southeastern Venezuela. ESI has been advised that the filings establish priority for the areas sought. The Company is very optimistic about the potential these areas hold for further gold exploration and exploitation. The areas were first identified as potential targets through regional geochemistry that defined anomalous occurrences of gold and associated minerals, and legends of past production by primitive methods that have historically been key to exploration in remote areas. Queries of natives and sampling of stream sediments has allowed selection of the best targets from a 130 square km area that was investigated.

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

From May through December 1998, VENESI filed for 15 concessions ranging in size from 200 to 4,228 hectares (approx. 480 to 10,150 acres) all located in the Bolivar state in southeastern Venezuela. The location of the filings primarily centers in two areas, one near the Brazil border and the other south of the town of La Paragua. Both of these areas have historical diamond production from alluvial materials. ESI believes that there is growing body of geologic evidence to support the existence of kimberlitic sources for such diamonds in Venezuela and has targeted its exploration effort to acquire concessions with a likelihood for such sources. Thus far VENESI has not confirmed the existence of any kimberlites in Venezuela and there can be no assurances that its exploration efforts will be successful in the future. These applications also will require some conformance with the New Law prior to the end of 2000.

The primary objectives of the 2000 plans are to maintain property interest at the lowest possible costs. Until political uncertainties diminish, no significant expenditures are planned, which may result in forfeiting several of the property positions now held.

                  Mineral Properties and Other Business Matters
During 1999 Registrant maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below).

RAW MATERIALS.
Raw materials, as the term is generally used, are not essential to Registrant's mineral acquisition and development activities performed for its own account. However, Registrant's commercialization of its properties is dependent upon securing adequate supplies of energy and water. Commencement of production of PPA at the Calgary facility will require adequate supplies of SPA feedstock. Adequate supplies of this material are currently available in the required quantities and at reasonable prices. There can be no assurance that such availability will continue in the future. ADA purchases equipment from a variety of vendors for the engineered units it manufactures. Such equipment is available from numerous sources. ADA purchases it proprietary chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and several such chemical suppliers can perform to ADA's requirements.

PATENTS, LICENSES AND FRANCHISES.
(See also the discussion above under the heading "ADA Patents.") Registrant holds no patents, licenses, franchises or land contract that it considers material in light of its other assets. However, Registrant holds for itself, and in association with others, Federal Potassium Prospecting Permits, State Potash and Alunite Leases, Federal Potassium Preference Right Leases and Applications, Federal Phosphate Prospecting Permits, Federal Phosphate Leases, State Phosphate Leases, fee mineral rights and other exploration and mineral interests which are the basis for Registrant to explore and develop the properties subject thereto. In certain instances such mineral interests give preferential leasing rights to Registrant upon location and demonstration to the US Geological Survey Conservation Division that the deposit is a "valuable, workable deposit in commercial quantities".

THE NATURE OF MINERAL EXPLORATION AND DEVELOPMENT IS RISKY; WE HAVE NOT YET DISCOVERED ANY PROVEN COMMERCIALLY VIABLE RESERVES ON OUR MINERAL PROPERTIES; WE COULD INCUR A WRITEDOWN ON OUR INVESTMENT IN ANY SUCH PROPERTY.
Exploration for minerals is highly speculative and may involve greater risks than many other businesses. Many exploration programs, including those, which we have conducted, do not result and have not resulted in the discovery of mineralization. Any mineralization discovered, may not be of sufficient quantity or quality to be profitably mined. Our mineral exploration and development activities are subject to all of the operating hazards and risks normally incident to such activities. These hazards and risks include encountering unusual or unexpected formations, environmental pollution, personal injury and flooding. All of these factors may result in losses in relation to the amounts spent, which are not recoverable. No commercially viable reserves are presently known to exist on our mineral properties. If management determines that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down on our investment in such property interest.

WE HAVE A COMPETITIVE DISADVANTAGE DUE TO OUR LIMITED FINANCIAL RESOURCES AND MINERAL LANDS OF INTEREST TO US MAY BE ACQUIRED BY OTHERS.
Many companies and individuals are engaged in mineral exploration and development, including large, established mining companies with substantial capabilities and long earnings records. There is a limited amount of desirable mineral lands available for claim staking, lease or other acquisition in the US, Venezuela and other areas where we contemplate conducting exploration activities. In general, we are at a competitive disadvantage in acquiring mineral properties since we must compete with other individuals and companies, most of which have greater financial resources and larger technical staffs than ours. For example, the annual exploration budgets of major mineral companies typically are several million dollars. Our exploration budget for 2000 is expected to be not more than $50,000. From time to time, specific properties or areas, which would otherwise be attractive to us for exploration or acquisition, are unavailable due to their previous acquisition by other companies. Our limited financial resources restrict our ability to act quickly and deter our ability to mount the extensive exploration efforts often needed to find and acquire attractive mineral properties.

THE PRICE OF MINERALS FLUCUATES; WEAK GOLD PRICES WILL LESSEN THE ATTRACTIVENESS OF OUR PROPERTIES TO OTHERS AND REDUCE OUR EXPECTED RETURNS.
The market price of minerals is extremely volatile and beyond our control. Mineral prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on our results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically, and we might not be able to recover our investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose must be made long before the first revenues from production will be received. During the last five years, the average annual market price of gold has fluctuated between $285 per ounce and $384 per ounce. The price of gold has recently declined as a result of decisions by the UK and International Monetary Fund to sell gold reserves. It appears to be the trend of many central banks to reduce their gold holdings in favor of assets that offer higher returns. The sale of gold reserves and the influx of gold into the marketplace beyond what comes from production have weakened gold prices over the last two years. These trends may continue. The current price of gold is approximately $290 per ounce. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. We are not involved in, nor do we expect to enter into any hedging activities.

ENVIRONMENTAL CONTROLS ARE INCREASING AND COSTLY.
Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in our intended activities. The Secretary of the Interior has directed the Bureau of Land Management to propose amendments to surface management regulations that impose more stringent reclamation and environmental protection requirements on mining operations. The extent of the changes, if any, which may be made by the BLM, is not presently known, and the potential impact on us as a result of future regulatory action is difficult to predict. New or different environmental standards imposed by any governmental authority in the future may adversely affect our activities. We are not currently conducting any activities that are adversely affected by environmental standards, nor are we currently subject to any reclamation costs. However, US Federal and state environmental laws and regulations potentially applicable to our exploration activities include:
(a) the assessment of environmental impacts with regard to the National Environmental Policy Act and its state counterparts;
(b) the Endangered Species Act and any comparable state laws;
(c) water quality laws and regulations that address impacts on waters of the United States or a state;
(d) solid, and possibly hazardous, waste laws and regulations to the extent that waste is generated as a result of activities on the property;
(e) air quality laws and regulations if air emissions result from site operations; and
(f) mined land operational and reclamation requirements.
All of the items in the list above have the potential to substantially increase the cost and significantly lengthen the timeframe of activities we might carry out. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 2000 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of our business.

THE TITLE TO MINERAL PROPERTIES CAN BE UNCERTAIN.
Two of our mineral properties, which are in the US, include a total of 17 unpatented mining claims to which we have only possessory title. These claims cover a total of approximately 870 acres in Montana and Nevada. We also hold mineral interests on 4 other properties covering approximately 5,600 acres that do not include any unpatented mining claims. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the US now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements ($100 per claim) through September 1,

1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the US government of a rental fee of $100 per claim per year for each assessment year instead of performing assessment work. Neither Montana nor Nevada currently have State laws that require performance of assessment work.

The present status of our properties as unpatented mining claims located on public lands of the US allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found on those claims. Also, those claims allow us to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the US government. Accordingly, with an unpatented claim, the US government retains many of the incidents of ownership of land. The US government regulates use of the surface, and we remain at risk that the claims may be forfeited either to them or to rival private claimants due to failure to comply with statutory requirements as to locations and maintenance of the claims. If there exists a valuable deposit of locatable minerals (which is the requirement for the unpatented claim to be valid in the first place), and provided certain levels of work and improvements have been performed on an unpatented mining claim, the Mining Law of 1872 authorizes claimants to then seek to purchase the full title to the claim, thereby causing the claim to become the private property of the claimant. Such full ownership expands the claimant's permissible uses of the property (to any use authorized for private property) and eliminates the need to comply with maintenance and reporting requirements necessary to protect rights in an unpatented claim. At present there is a statutory moratorium in effect prohibiting the Department of Interior from accepting and processing new applications for purchase of fee title to mining claims. The moratorium is likely to continue indefinitely but does not affect the ability to hold and develop valuable deposits by means of unpatented mining claims.

LEGISLATION HAS BEEN PROPOSED THAT WOULD SIGNIFICANTLY AFFECT THE MINING
INDUSTRY.
For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress, which would supplant or radically alter the provisions of the Mining Law of 1872. As of December 31, 1999, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. Our financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $300 per ounce, would have an approximated $9 to $12 per ounce impact on our costs of any production from unpatented mining claims.

OUR FUNDING FOR EXPLORATION IS UNCERTAIN.
We have funded much of our exploration and acquisition activities through joint venture arrangements, which minimize the cost of such activities to us and allow us to explore and acquire a greater number of properties than we would otherwise be able to explore or acquire on our own. We have also funded a portion of our exploration activities without joint venture participation, resulting in increased costs to us. We have been successful in raising such funds for our exploration activities. Additional funding from existing partners or third parties, however, may be necessary to conduct detailed and thorough evaluations of, and to develop certain properties. Our ability to obtain this financing will depend upon, among other things, mineral prices and the industry's perception of their future prices. Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. We do not know from what sources we will derive any required funding. If we are not able to raise additional funds (as to which there can be no assurance), we will not be able to fund certain exploration activities on our own. At the end of August 1999, we closed two of our three field camps in Venezuela and have suspended further exploration activities there. ESI has no current plans for any significant mineral exploration activities in 2000.


THE UNCERTAINTY OF DEVELOPMENT AND OPERATING PROPERTY ECONOMICS AND ORE GRADES AT FUTURE DEVELOPMENT PROPERTIES.
Decisions as to whether any of the mineral development properties which we now hold or which we may acquire in the future contain commercially minable deposits, and whether such properties should therefore be sold or brought into production, will depend upon the results of exploration programs and/or feasibility analyses and the recommendations of duly qualified engineers or geologists. Such decisions will involve consideration and evaluation of several significant factors, including, but not limited to, the
(a) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies and construction of production facilities,
(b) availability  and costs of  financing,
(c) ongoing  costs of production,
(d) market prices for the mineral to be produced, and
(e) the amount and grades of reserves or mineralized material.

There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercially minable mineral deposit, and therefore no assurance that we will ever generate a positive cash flow from the sale of or production operations on such properties. In addition, once a property is sold with a retained royalty or placed into production, risks still exist that the amount and grade of its reserves will not actually be as predicted. To the extent that lower amounts and/or grades of reserves are experienced, costs per unit produced and profitability can be adversely affected. Depending upon the extent of such an effect in any of our properties, we could incur a write down on our investment in any such property.

SEASONALITY OF ACTIVITIES.
The activities of Registrant performed for its own account are not seasonal, although winter weather may limit certain activities.

DEPENDENCE ON MAJOR CUSTOMERS.
(See also the discussions above under the headings "Market for ADA Services" and "Market for Purified Phosphoric Acid" and Note 14 to the Consolidated Financial Statement submitted in response to Item 7 below.) Registrant's mineral exploration and property acquisition activities are not dependent upon one or a few major customers. The search for and commercialization of economic mineral deposits is highly competitive. Large companies having greater financial resources than Registrant and many small mining companies are active in acquiring, evaluating and developing mineral resource prospects in the western United States and Venezuela.

RESEARCH AND DEVELOPMENT ACTIVITIES.
Registrant spent approximately $5,000 and $19,000 on research and development activities related to the Calgary extraction facility during 1999 and 1998, respectively. ADA spent approximately $37,000 and $62,000 on research and development activities related to further development of its technology during 1999 and 1998, respectively.

EMPLOYEES.
As of December 31, 1999 Registrant employed a total of 20 full-time personnel. Included in this number are 4 personnel at its Golden, Colorado, offices, 4 full-time at the Calgary facility and ADA employs 12 people at its offices in Littleton, Colorado and 3 others at locations in Alabama and New Hampshire. In addition, other personnel were employed on a contract basis for specific project tasks. The Golden, CO office was closed in January 2000 and combined with the Littleton, CO office.

Item 2.  Description of Property.
Registrant owns, controls and participates with others in mineral property interests in Colorado, Idaho, Montana, Nevada, Utah, and Venezuela. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits are commercially viable. Registrant is not currently pursuing development of any of its exploration properties at this time. The following is summary information regarding Registrant's principal properties. For purposes of this item, Mineral Deposit or Mineralized Material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Exploration Properties
(a) Vanadium/Phosphate Properties.
Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, Federal leases and leases with private parties. The properties are located near Paris and Bloomington, Idaho and cover approximately 2,100 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

Metallurgical test work on the vanadium bed has resulted in a patent being issued to Registrant regarding the extraction techniques that were developed as a result of such work. Registrant is investigating plans for development of the property, however there can be no assurance that marketing and financing arrangements can be obtained. This deposit may provide a basic raw material source for the purified phosphoric acid production at the Calgary facility (See
Item 1(b) above).

(b) Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode-mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization, which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 1999.

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

In 1978, Registrant applied for a Preference Right Lease for potassium on the property (a "PRLA"), in 1979 submitted the "initial showing" required in the lease application and in 1982 submitted the operating plan for an environmental impact assessment. A Bureau of Land Management advisory panel recommended approval of the project. However, in 1985 a Congressional resolution suspended all Preference Right Lease activity in Wilderness Study Areas. Until further Congressional action is taken, progress on the project will be restricted. In 1991, Registrant received notice from the Department of Interior that the Bureau of Land Management considers the PRLA as a valid existing right with respect to any future wilderness designation. Registrant relinquished its 48 unpatented mining claims covering the alunite property in 1993.

     (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 1999. Mineralization on the 680 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties
(d) San Luis Property.
Registrant owns a remaining 400-acre of an 800-acre site near San Luis, Colorado on which gold mining was conducted from 1991 through 1996 and from which Registrant received royalty income during that period. Mining and milling activities were completed in 1996. The property was reclaimed in accordance with the plan approved by the State of Colorado during 1997 and 1998. Registrant sold half of the property in 1999 and has the remaining portion under contract to sale for approximately $150,000.

(e) Calgary Solvent Extraction Facility.
Registrant owns a hydrometallurgical solvent extraction facility that produced purified phosphate products. The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12-acre site leased from the adjacent landowner.

Item 3. Legal Proceedings.
Registrant knows of no reportable pending legal matters involving Registrant or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
(a) Market Information.
Registrant's common stock traded on The NASDAQ Small-Cap Market until July 1999 when it was delisted for failure to meet the minimum price requirements. The common stock currently trades on the OTCBB market under the symbol ESCI.

                             Price Ranges (high and low closing bid prices)
                               1998                                 1999
1st Quarter             $ 2.97   -  1.06                     $ 1.16  -   .63
2nd Quarter               1.94   -  1.16                        .63  -   .41
3rd Quarter               1.38   -  0.53                        .56  -   .22
4th Quarter               0.84   -  0.47                        .38  -   .15

The price ranges shown are based on NASDAQ or OTCBB quotations. The sale prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one-cent par value, of Registrant as of March 12, 2000 was approximately 1,900; the approximate number of beneficial shareholders is estimated at 9,900.

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

                         Liquidity and Capital Resources
Registrant had a working capital deficit of $631,000 at 12/31/99. This deficit has decreased during the year from a deficit of $762,000 at 12/31/98. Management is currently seeking approximately $5 million from an industry partner for working capital and improvements to re-start and increase production at Calgary to sustainable routine levels expected to yield positive cash flow. Management expects to reduce the deficit through continued and improved cash flow at ADA. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA will continue.

In effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Although, in the opinion of management, the facility had demonstrated adequate capacity and quality of production, and markets for its products were established, the suspension in phosphate purification production at Calgary is expected to continue until sufficient working capital becomes available to allow the expected achievement of positive cash flow there. The achievement of such positive cash flow is dependent upon several factors including, but not limited to, the continued ability to produce a technical grade quality product, upgrading and improving margins on by-products, success in marketing phosphate products and meeting competition in the market place; the failure in any of which could delay or frustrate such achievement. Chemical blends for ADA that were produced by ESEC have been out-sourced to US manufacturers at only slightly higher costs.

For ADA, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA recently signed a contract for installation of a fifth unit in Nebraska which commenced operation in March 2000.

Planned capital expenditures for ADA to sustain and improve ongoing operations for 2000 are estimated at $250,000. Registrant expects to fund these requirements out of existing working capital.

The credit facility from the Bank of Hongkong is a demand revolving loan limited to the lesser of 85% of qualified receivables or $400,000, and was secured by accounts receivable of ESEC. The credit facility is currently in default due to the suspension of production at ESEC. Interest continues to accrue at the rate of the Bank's US base rate plus 1% (a combined rate of 10% at 12/31/99). The Bank has demanded the entire amount of the loan and interest. The loan is guaranteed by ESI and discussions are ongoing to explore settlement alternatives with the Bank. As of 12/31/99, a net of $377,000 had been advanced under the loan.

Based on current estimates, the Calgary facility may require as much as U.S. $5,000,000 to re-start production and finalize modification for the production of food grade phosphoric acid. Registrant is seeking to finance those requirements from arrangements with industry partners. The timing of a re-start of production and modification is uncertain and is not expected until an arrangement can be reached with a third party. Discussions have been initiated with several interested parties, but all such discussions are at preliminary stages at this time.

In September 1999, ADA was awarded a $1 million Department of Energy grant to develop an expanded line of flue gas conditioning agents. The grant extends over a three-year period and will allow ADA to accelerate research and development work it had planned for the future. If the development work is successful, ADA's proprietary chemicals will be applicable to a broader range of customers with problem flue gases. Although the award was made in September 1999, the contract was not signed until January 2000. Work commenced under the grant at that time.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 2000 are expected to be only $15,000. The costs of planned activities are expected to be met through existing working capital. Registrant has curtailed field and other activities in Venezuela to a level required to maintain its established positions.

Cash flow used in operations totaled $1,337,000 for 1999 versus $2,688,000 for 1998. Such use in 1999 resulted primarily from the operating losses less non-cash charges for depreciation and amortization, write down of mineral properties, the cumulative change in accounting principle and interest. Cash flow from investing activities for 1999 includes a use for capital expenditures of $161,000 and proceeds from the sale of land of $141,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of common stock of $1,252,000, payments on notes payable of $527,000 and proceeds from a bank line-of-credit and notes payable, net of $653,000. Cash flow from investing activities for 1998 includes proceeds from sale of building of $337,000 and capital expenditures of $729,000. Cash flow from financing activities in 1998 consisted of payments on notes payable and long-term debt of $500,000, proceeds from the issuance of stock of $167,000 and proceeds from the issuance of convertible debentures and notes payable net, of $3,203,000.

Results of Operations
Revenues from sales totaled $4,760,000 in 1999 versus $4,686,000 in 1998. In 1999, $3,050,000 of that amount was generated by ADA and $1,702,000 was generated from Calgary phosphate sales, where production was suspended August 31, 1999. Revenues for the year from ADA increased from $2,818,000 in 1998 due to increasing chemical sales to a greater number of units operating in 1999. Two additional ADA units were installed in 1999 under rental and lease arrangements, however both those utilities have now elected permanent systems to be installed in 2000. Phosphate sales from Calgary decreased by $166,000 from $1,868,000 in 1998 resulting primarily from the suspension of production activities at the end of August. Due to a lack of working capital earlier in the year, the facility also elected to take a maintenance shutdown during the month of May. ADA's revenues were less than anticipated due to slower than expected additional sales. The slower than anticipated sales related to market concern over an issue with recycled fly ash. That issue was resolved with the introduction of a new chemical blend in the fall of 1998.

Other operating income in 1998 includes rental income, which ceased in the fall of 1998 due to the sale of ESI office building in September 1998.

Operating expenses decreased significantly in 1999 in response to increased sales of higher margin chemicals at ADA and operating efficiencies at both ESEC and ADA. The decrease related to both Calgary phosphate production ($443,000 of the decrease) and ADA ($482,000 of the decrease). The Company experienced negative gross margins at its Calgary operations in 1998 and 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although such margins improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital was not sufficient to sustain the level of production and sales needed to generate positive cash flow. ADA experienced positive gross margins in 1999 and 1998, but these were less than expected from routine operations and resulted from ADA activities to establish market acceptance and its market share for its technology. The Company's ultimate success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Consolidated research and development decreased in 1999 to $42,000 from $81,000 in 1998. Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract and others that may be awarded, are expected to be approximately $50,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $622,000 in 1999 primarily as a result of decreased investor relations expenses. Future investor relation's expenses are expected to run between $50,000 and $100,000 per annum for the next several years.

Registrant's interest expense totaled approximately $615,000 for 1999 and $1,264,000 for 1998. Interest expense includes approximately $135,000 and $84,000 in 1999 and 1998, respectively, from the consolidation of combined Calgary and ADA results. Included in interest expense for 1999 is $284,000 of non-cash charges related to additional stock issued to certain 1999 private placement purchasers for delays in the effectiveness of a registration statement covering their shares. In 1998, interest expense includes $1,027,000 of non-cash charges representing the 25% discount from market related to the convertible debentures issued and converted in 1998.

In January and February 1999, Registrant sold a total of 1,260,000 shares of common stock and received net proceeds of $1,137,000. The shares were sold at closing bid prices which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Options were issued during 1999, exercisable only to the extent of Registrant's obligation to issue such additional shares. A charge of $309,000 against net income is shown in the accompanying financial statements for the obligation to issue such additional shares.

Included in other costs and expenses for the first quarter of 1999 was a one-time, non-cash charge of $1,223,000 representing the write down of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred.

Other non-operating income in 1999 and 1998 includes gains of $62,000 and $188,000, respectively recognized upon the sale of a depleted mineral property and an office building.

In the fourth quarter of 1999, Registrant adopted the American Institute of Certified Public Accountants Statement of Position No.98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"). SOP 98-5 requirs that all start-up costs be expensed as incurred and all start-up costs previously recorded be accounted for as a cumulative effect of a change in accounting principle. Registrant had previously capitalized certain costs in the 1980's associated with the original start-up of the solvent extraction facility in Canada. Based on SOP 98-5, Registrant expensed these costs, totaling approximately $2,603,000, net of depreciation charges recognized in prior years, as a cumulative effect of a change in accounting principle.

Item 7.  Financial Statements.
Index to Financial Statements
Independent Auditor's Report
Financial Statements:
         Earth Sciences, Inc. and Subsidiaries
           Consolidated Balance Sheet, December 31, 1999
           Consolidated  Statements of Operations,  For the Years Ended December
             31, 1999 and 1998
           Consolidated Statement of Stockholders' Equity, For the Period from
             January 1, 1998 to December 31, 1999
           Consolidated Statements of Cash Flows,  For the Years Ended
            December 31, 1999 and 1998
           Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.





                   (Balance of this page intentionally blank.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................ F-2

Consolidated Balance Sheet - December 31, 1999.............................. F-3

Consolidated Statements of Operations -
    For the Years Ended December 31, 1999 and 1998.......................... F-4

Consolidated Statements of Changes in Stockholders' Equity -
    For the Years Ended December 31, 1999 and 1998.......................... F-5

Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 1999 and 1998.......................... F-6

Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado



We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclo sures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for deferred exploration costs in 1999. Also, as discussed in Note 1 to the financial statements, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 1999, and the results of their opera tions and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
March 22, 2000


                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                        $    143,000
    Trade receivables, with allowance for doubtful accounts $7,000        360,000
    Factored receivables                                                  424,000
    Inventories                                                           189,000
    Prepaid expenses and other                                             68,000
                                                                     ------------
             Total current assets                                       1,184,000

PROPERTY, PLANT AND EQUIPMENT, at cost                                 15,780,000
    Less accumulated depreciation and amortization                     (4,450,000)
                                                                     ------------
             Net property, plant and equipment                         11,330,000
                                                                     ------------

INTANGIBLE ASSETS, net of $782,000 in amortization                      2,858,000

OTHER ASSETS                                                                7,000
                                                                     ------------

TOTAL ASSETS                                                         $ 15,379,000
                                                                     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Notes payables:
         Financial institution                                       $    378,000
         Receivables sold with recourse                                   424,000
         Related parties                                                  100,000
    Accounts payable                                                      578,000
    Accrued expenses                                                      155,000
    Other current liabilities                                             180,000
                                                                     ------------
             Total current liabilities                                  1,815,000

LONG-TERM LIABILITIES:
    Capital lease obligations                                             108,000
    Notes to related parties                                            1,175,000
    Extraction plant liability                                          4,850,000
    Other liabilities                                                     635,000
                                                                     ------------
                                                                        6,768,000

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and 9)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         26,560,000 shares issued                                         266,000
    Additional paid-in capital                                         28,104,000
    Accumulated deficit                                               (19,737,000)
    Foreign currency translation adjustment                            (1,837,000)
                                                                     ------------
             Total stockholders' equity                                 6,796,000
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 15,379,000
                                                                     ============


       See accompanying notes to these consolidated financial statements.

                                 EARTH SCIENCES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  FOR THE YEARS ENDED
                                                                                      DECEMBER 31,
                                                                             ----------------------------
                                                                                  1999            1998
                                                                             ------------    ------------

NET REVENUES                                                                 $  4,760,000    $  4,686,000

COST AND EXPENSES:
    Operating                                                                   4,093,000       5,077,000
    General and administrative                                                  2,452,000       3,074,000
    Research and development                                                       42,000          81,000
    Depreciation and amortization                                                 724,000         735,000
                                                                             ------------    ------------
             Total expenses                                                     7,311,000       8,967,000
                                                                             ------------    ------------

OPERATING LOSS                                                                 (2,551,000)     (4,281,000)

OTHER INCOME (EXPENSE):
    Mineral exploration cost capitalized in prior years                        (1,223,000)           --
    Interest expense                                                             (615,000)     (1,264,000)
    Other, net                                                                    147,000         105,000
                                                                             ------------    ------------
             Total other income (expense)                                      (1,691,000)     (1,159,000)

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              (4,242,000)     (5,440,000)

    Cumulative effect of a change in accounting principle                      (2,603,000)           --
                                                                             ------------    ------------

NET LOSS                                                                       (6,845,000)     (5,440,000)
                                                                             ------------    ------------

Imputed dividend attributable to rights applicable to certain shareholders       (309,000)           --
                                                                             ------------    ------------

NET LOSS APPLICABLE TO OTHER SHAREHOLDERS                                    $ (7,154,000)   $ (5,440,000)
                                                                             ============    ============

NET LOSS PER SHARE APPLICABLE TO OTHER SHAREHOLDERS BEFORE
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
    (Basic and Diluted)                                                      $       (.19)   $       (.27)

NET LOSS PER SHARE - CUMULATIVE CHANGE IN ACCOUNTING
   PRINCIPLE (Basic and Diluted)                                                     (.11)           --
                                                                             ------------    ------------

NET LOSS PER SHARE APPLICABLE TO OTHER
   SHAREHOLDERS (Basic and Diluted)                                          $       (.30)   $       (.27)
                                                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     24,044,000      20,116,000
                                                                             ============    ============


                  See accompanying notes to these consolidated financial statements.

                                              EARTH SCIENCES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                COMMON STOCK             Additional                    Cumulative
                                         ---------------------------      Paid-in      Accumulated     Translation
                                             Shares        Amount         Capital        Deficit       Adjustments        TOTAL
                                         ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, January 1, 1998                  11,912,000   $    119,000   $ 14,098,000   $ (7,452,000)   $ (1,837,000)   $  4,928,000

    Debt converted to common stock          8,046,000         80,000      9,467,000           --              --         9,547,000
    Officer/director debt converted to
           common stock                        70,000          1,000         37,000           --              --            38,000
    Stock and options issued for
           services                           150,000          2,000        174,000           --              --           176,000
    Stock issued for cash                     300,000          3,000        164,000           --              --           167,000
    Stock issued for interest in
           acquired subsidiary              1,716,000         17,000      2,054,000           --              --         2,071,000
    Net loss                                     --             --             --       (5,440,000)           --        (5,440,000)
                                         ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1998                22,194,000        222,000     25,994,000    (12,892,000)     (1,837,000)     11,487,000

    Stock issued for cash, net of
           issuance cost                    1,605,000         16,000      1,236,000           --              --         1,252,000
    Shares issued for penalties               808,000          9,000        338,000           --              --           347,000
    Debt converted to common stock             41,000           --           22,000           --              --            22,000
    Shares issued to employees and
           consultants for services         1,912,000         19,000        514,000           --              --           533,000
    Net loss                                     --             --             --       (6,845,000)           --        (6,845,000)
                                         ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 1999                26,560,000   $    266,000   $ 28,104,000   $(19,737,000)   $ (1,837,000)   $  6,796,000
                                         ============   ============   ============   ============    ============    ============



                               See accompanying notes to these consolidated financial statements.

                             EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                        1999           1998
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(6,845,000)   $(5,440,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depletion, depreciation and amortization                    724,000        735,000
            Interest expense related to debt discount                      --        1,027,000
            Mineral exploration costs capitalized in prior years      1,223,000           --
            Cumulative effect of change in accounting principle       2,603,000           --
            Gain on sale of building and land                           (61,000)      (158,000)
            Expenses and penalties paid with stock and options          880,000        176,000
            Changes in operating assets and liabilities:
                  (Increase) decrease in:
                       Receivables                                      189,000        277,000
                       Inventories                                      319,000         12,000
                       Other assets                                      38,000        517,000
                  Increase (decrease) in:
                       Accounts payable                                (357,000)        59,000
                       Billings in excess of costs and profits on
                          uncompleted contracts                        (170,000)       508,000
                       Accrued expenses                                 (41,000)       191,000
                       Other liabilities                                161,000       (592,000)
                                                                    -----------    -----------
        Net cash used in operating activities                        (1,337,000)    (2,688,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of land and building                             141,000        337,000
    Capital expenditures                                               (161,000)      (729,000)
                                                                    -----------    -----------
        Net cash used in investing activities                           (20,000)      (392,000)



              See accompanying notes to these consolidated financial statements.

                         EARTH SCIENCES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (continued)



                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                            --------------------------
                                                                1999           1998
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt               (527,000)      (500,000)
    Proceeds from debentures and notes payable, net             653,000      3,203,000
    Proceeds from issuance of common stock                    1,252,000        167,000
                                                            -----------    -----------
        Net cash provided by financing activities             1,378,000      2,870,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 21,000       (210,000)

CASH AND CASH EQUIVALENTS, beginning of year                    122,000        332,000
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                      $   143,000    $   122,000
                                                            ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                              $   214,000    $   121,000
                                                            ===========    ===========

    Conversion of notes payable and debentures              $    22,000    $ 9,585,000
                                                            ===========    ===========

    Stock and options issued for services                   $   880,000    $   176,000
                                                            ===========    ===========

    Purchase of property and equipment for debt or leases   $      --      $   104,000
                                                            ===========    ===========

    Stock issued for interest in acquired subsidiary        $      --      $ 2,071,000
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

     The Company is principally engaged in providing flue gas conditioning technology (FGCT) for air pollution abatement, production of purified phosphate products (PPA), and natural resources exploration. The Company sells FGCT and PPA principally throughout the United States.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies and raw materials at December 31, 1999.

     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. The Company had no long-term contracts in progress at December 31, 1999.

     Revenue Recognition - ESEC product sales and ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and includes a solvent extraction facility. Depreciation on the facility and its equipment, while in production, is provided using the units of production method based on estimated production over the estimated life of the facility. Since the facility was idled in August of 1999, depreciation has been provided on a straight-line basis using an estimated useful life of 15 years. Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 5 to 15 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income. Under the Company's current operating plan, it does not intend to ultimately mine its mineral properties, but rather, sell an interest in the properties to an industry partner for cash and/or a royalty. As a result, gains and losses from the sale of mineral properties are reflected in other income.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Intangible Assets - Intangible assets principally consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired (Goodwill) and amounts allocated to patents (see Note
     3). Goodwill is being amortized over a 10-year period and patents over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents.

     Deferred Exploration and Development Costs - Prior to 1999, the Company capitalized all direct costs, including labor, related to the exploration of mineral properties which, in the opinion of management, had a continuing value. In 1999, the Company changed its method of accounting to expensing such costs as incurred. The change in the method of accounting has resulted in a one-time, non-cash write-off in 1999 of $1,223,000 of exploration costs which had been incurred and capitalized since the 1970's. The Company did not have any significant exploration cost in 1999 or 1998. The Company believes expensing such costs has become the preferred method of accounting.

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. At December 31, 1999, an evaluation of the solvent extraction facility was performed. The estimated future undiscounted cash flows associated with the asset were compared to the asset's net carrying amount to determine if a write-down to market value or discounted cash flow value was required. The results of the test indicated that no impairment was required. The test utilized significant assumptions, including successfully obtaining financing arrangements, and it is at least reasonably possible that these assumptions could change in the near term which could result in an impairment.

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

     During 1997, ESEC ended its construction and start-up phase of the Calgary plant and commenced production and sales activities of its primary product. While in operation, the Company purchased most of its raw materials and sold most of its products from/to U.S. entities in U.S. dollars and as a result, ESEC changed its functional currency from Canadian dollars to U.S. dollars during 1997. Accordingly, effective October 1, 1997, current assets and liabilities denominated in Canadian are translated in U.S. dollars at the current exchange rate with any resulting gain or loss recorded in the income statement. Property, plant and equipment is recorded at its historical costs (U.S. dollars) as of October 1, 1997, after taking into effect the foreign currency translation adjustment from Canadian dollars to U.S. dollars at that date.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Loss Per Share - The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1999 and 1998. Accordingly, basic and diluted EPS are the same for each year. The Company accrued an imputed dividend on the resell rights attributable to certain shareholders when determining the net loss applicable to other shareholders (see Note 8).

     Stock-Based Compensation - The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, and is subject only to the disclosure requirements prescribed by SFAS No. 123. For employees, the Company follows APB 25 which requires expense to be recognized only to the extent the exercise price of the stock-based compensation is below the market price.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the realizability of its extraction facility, mineral properties and intangibles as well as future decommissioning cost associated with its solvent extraction facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year.

     Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 1999 and 1998.

     Segment Information - The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reportable segments: flue gas conditioning technology for air pollution abatement and environmental solutions, production of purified phosphate products, and natural resource exploration.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Reclassifications - Certain reclassifications have been made to conform the 1998 financial statements to the presentation in 1999. The reclassifications had no effect on net loss.

     Cumulative Effect of a Change in Accounting Principle - In the fourth quarter of 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires that all start-up costs be expensed as incurred and all start-up costs previously recorded be accounted for as a cumulative effect of a change in accounting principle. The Company had previously capitalized certain costs associated with the start-up of the solvent extraction facility in Canada. Based on SOP 98-5, the Company expensed these costs totaling $2,603,000 as a cumulative effect of a change in accounting principle.

     Impact of Recently Issued Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS No. 133.


2.   LIQUIDITY:
     ----------

     During 1999 and 1998, the Company incurred significant losses, which has resulted in liquidity problems as evidenced by a working capital deficiency of approximately ($631,000) as of December 31, 1999. The Company is also non-compliant in the payment of approximately $380,000 of debt and as discussed below, and due to lack of working capital, has suspended production at its extraction facility. Management is currently seeking approximately $5 million from an industry partner for working capital and improvements to restart and increase production at ESEC to sustainable routine levels expected to yield positive cash flow. Management expects to improve working capital through continued and improved cash flow at ADA. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA will continue.

     In effort to reduce cash flow deficits from the Calgary extraction facility, as of August 31, 1999, management suspended production. Although, in the opinion of management, the facility had demonstrated adequate capacity and quality of production, and markets for its products were established, the suspension in phosphate purification operations at Calgary is expected to continue until sufficient working capital becomes available to allow the expected achievement of positive cash flow there. The achievement of such positive cash flow is dependent upon several factors including, but not limited to, the continued ability to produce a technical grade quality product, upgrading and improving margins on by-products, success in marketing phosphate products and meeting competition in the market place; the failure in any of which could delay or frustrate such achievement. For ADA, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa, and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA recently signed a contract for installation of a fifth unit in Nebraska that commenced operation in March 2000.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As discussed in Note 5, the Company renegotiated a $1,000,000 loan which was due in 2000, and a $250,000 loan also due in 2000. Based on the renegotiated terms, these notes are now due in 2003, however, the noteholder has the right to request quarterly principle payments of $100,000 beginning October 1, 2000.

     If operating losses continue and/or the Company is unable to obtain additional capital until positive cash flows are generated from operations, liquidity problems could become so severe that the Company may be required to liquidate assets or enter into capital or financing arrangements on less than favorable terms which would be adverse to future operations.

     If the Company is unable to find an industry partner to re-open its extraction facility, it may be required to find an alternative use for the facility which could result in a substantial impairment to the current carrying amount, or to dispose of the facility at an amount substantially less than its current carrying value.


3.   ACQUISITION OF ADA:
     -------------------

     During 1997, the Company acquired a 51% interest in ADA. As part of the acquisition agreement, the Company acquired an option for the remaining 49% equity interests in ADA. In 1998, the Company acquired the remaining 49% interest in ADA through the issuance of approximately 1,716,000 shares of stock valued at $2,071,000. The acquisition was accounted for under the purchase method of accounting. The tangible assets of ADA acquired in acquisition were recorded at their historical value, which approximated their fair value. In addition, approximately $3,500,000 of the purchase price was allocated to the estimated value of ADA's intangibles.


4.   PROPERTY, PLANT AND EQUIPMENT:
     ------------------------------

     Property, plant and equipment as of December 31, 1999 is summarized as follows:

                                                              Estimated
                                                             Useful Lives
                                                             ------------

            Extraction facility           $14,278,000            15
            Machinery and equipment           583,000            10
            Furniture and fixtures            157,000             5
            Land and mineral properties       762,000
                                          -----------

                                          $15,780,000
                                          ===========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's mineral properties include patented and unpatented mining claims; the latter requiring annual rental fees to maintain possessory titles. These land and mineral properties are not in production. The recovery of the Company's investment in these assets is dependent upon future sales of the Company's interests therein or production from such assets. Certain bills have been introduced to in both houses of United States which could adversely effect the potential for development of existing unpatented mining claims and the economics of operating mines on Federal unpatented mining claims if enacted. All of these bills are in the early stages of the legislative process and it is not possible to predict whether any change in the mining laws will be enacted or if enacted, the form the changes may take. In addition, the Company leases or has options to lease various other claims. Such leases are cancelable at the option of the Company.

     Depletion, depreciation and amortization of property, plant and equipment for the years ended December 31, 1999 and 1998 was $306,000 and $427,000, respectively.

     During 1998, the Company sold its corporate office building to a company owned an adult son of an officer and director. The Company recognized a gain of approximately $158,000 on this sale. The sales price was supported by an independent appraisal.


5.   DEBT:
     -----

                                                                 December 31,
                                                                     1999
                                                                 ------------

     Financial Institution:
     ----------------------

     ESEC has a note to a bank in which it is currently in
     default for non-payment. The note is guaranteed by ESI and bears interest at the bank's prime rate plus 1% (10% at
     December 31, 1999).                                         $    378,000

     Related Parties:
     ----------------

     Note payable to a stockholder/director at the greater of
     prime plus 2% or 10.5% at December 31, 1999), with quarterly payments of interest, collateralized by ESEC's assets
     convertible to common stock at $.63 per share. Classified as long-term based on renegotiated terms subsequent to
     year-end.                                                        250,000

     Debenture - to a stockholder/director at the greater of
     prime plus 2% or 10% (10.5% at December 31, 1999) with
     quarterly payments of interest, principal payments of
     $100,000 per quarter are due beginning in October 1999 upon
     90 days written notice from the holder, collateralized by
     the assets of ESI and ESEC. The debenture agreement
     prohibits the payment of dividends without the written
     consent of the debenture holder.                               1,000,000

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 December 31,
                                                                     1999
                                                                 ------------

     Notes payable to directors/stockholders at 10%. Principal
     and accrued interest payments due in 2000 and convertible to
     common stock at $.27 per share.                                   25,000
                                                                 ------------
                                                                    1,653,000

          Less current portion                                       (478,000)
                                                                 ------------

     Long-term debt, net of current portion                      $  1,175,000
                                                                 ============

     The Company renegotiated the minimum repayment terms of the $1,000,000 and $250,000 related party notes subsequent to year-end. Based on the renegotiated terms, the noteholder can request a quarterly principle payment commencing October 1, 2000. Each request must be made 90 days prior to the quarterly payment date. The Company and the noteholder have entered a tentative agreement regarding conversion rights into common stock, whereby a portion of the note can be converted to common stock at the lower of the stock price at the date of final agreement or the date of conversion, to allow for a maximum of 1,000,000 shares. Any amounts not converted will be repaid in cash. The tentative agreement is conditional upon execution of final documents and further review by the noteholder.

     The following table shows maturities by year for all the Company's debt and assumes the related party noteholder will request a payment each quarter commencing October 1, 2000:


           2000                                  $  503,000
           2001                                     400,000
           2002                                     400,000
           2003                                     350,000
                                                 ----------

                                                 $1,653,000
                                                 ==========


     Receivables Factored With Recourse - In 1999, the Company entered into an agreement with a bank to factor, with recourse, selected existing and future accounts receivable to a maximum established credit limit for each of ADA customers. The Company's recourse obligation is collateralized by ADA'S accounts receivable, inventory, and other contract rights and intangibles (excluding patents and patent rights). As of December 31, 1999, the face amount of receivables factored was $530,000 resulting in a recourse obligation of $424,000. The Company pays interest on its recourse obligation at prime plus 3 points and pays a fee of 1.75% of the face amount of the factored receivables. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EXTRACTION PLANT LIABILITY:
     ---------------------------

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary plant operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 1999 for $3,100,000, which increases $50,000 per year, but not to exceed $3,250,000. The Company's option expires in 2007, and if not exercised, the only payments will be the 10% net profit royalty of the Calgary facility. The Company has recorded the liability at the greater amount, until such time as when or if, the Company repurchases the royalty or the termination of the agreement. No net profits payments have been made through December 31, 1999.


7.   INCOME TAXES:
     -------------

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1999:

                                               CANADIAN
                                              SUBSIDIARY        U.S.
                                              OPERATIONS    Operations
                                              ----------    ----------
        Deferred tax assets - non-current:
          Net operating loss carryforward    $ 2,247,000    $ 2,732,000
          Tax credit carryforwards                  --           13,000
          Property basis differences             840,000        164,000
          Deferred revenue                     2,328,000           --
          Compensation related deferrals            --          189,000
          Other                                  249,000           --
                                             -----------    -----------
        Deferred tax assets                    5,664,000      3,098,000
        Less valuation allowance              (5,664,000)    (3,098,000)
                                             -----------    -----------

        Net deferred tax assets              $      --      $      --
                                             ===========    ===========


     The Company has remaining U.S. a net operating loss carryforward at December 31, 1999 of approximately $7,366,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2003 through 2019. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $4,681,000 (U.S.). The current year deferred tax benefit was offset by an increase in the valuation allowance.

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


8.   STOCKHOLDERS' EQUITY:
     ---------------------

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 1999, 15,000 shares remain available for award under the plan.

     Private Placements - In February 1999, ESI sold 1,260,623 shares of common stock for net proceeds of $1,136,000. These shares were restricted for sale until the registration statement became effective. Due to delays in the registration statement becoming effective, the Company was required to issue an additional 808,000 shares. The fair value of these shares is recorded as expense in the statement of operations. The Company also agreed to issue additional shares if at the time of sale by the shareholders the market price is less than 125% of the purchase price. These additional shares were limited to two and one half times the number of shares originally issued. The Company recognized $309,000 as an imputed dividend to these shareholders for this right. This amount is subtracted from net loss to determine the net loss to the other shareholders. Of the total shares sold, 267,245 were sold to related parties at their current market prices of $.81 to $.91 per share under the same terms and conditions as unaffiliated third parties. In connection with the sale, the Company paid stock offering costs by issuing 180,000 shares of stock.

     In November 1999, the Company issued options with an exercise price of $.01 to replace the above mentioned obligation. The conditions to exercise the option are essentially the same as the previously guaranteed 125% return, that is, the lower the trading price of the Company's stock, the more options are exercisable and the higher the trading price of the Company's stock, the fewer options are exercisable. The maximum number of options exercisable is approximately 4,814,000 and would be at a weighted average trading price of $.25 The minimum number of options exercisable is zero and would be at a trading price of $1.14.

     In 1999, the Company also sold 164,096 shares of common stock to an officer and a director for $100,000.

     Shares Issued for Services - The Company issued 230,000 and 50,000 shares of common stock in 1999 and 1998, respectively, to an entity whose chairman is a director of the Company. The recorded value of these shares, based on the per share market value of the unrestricted stock, amounting to $96,000 in 1999 and $35,000 in 1998 was expensed as consulting expense.

     The Company also issued 1,682,000 shares of common stock in 1999 for the payments of approximately $437,000 of employment related expenses, based upon the per share value of unrestricted common stock at the time of exchanges.

     Convertible Debentures - During 1998, ESI issued convertible debentures (the "1998 Debentures") at their face value totaling $3,081,000. The 1998 Debentures were converted into shares of common stock based at 25% discount from the market price of the common stock at the time of conversion, but not in excess of $2.00 per share. During 1998, the Company recorded additional interest expense (premium) of $1,063,000 for the difference

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     between the quoted price and the discounted price of the common stock that would be issued upon conversion of the 1998 Debentures. As of December 31, 1998 all of the 1998 Debentures had been converted to common stock. Also during 1998, $5,752,000 of convertible "1997 Debentures" were also converted into common stock as provided under the terms of the 1997 Debentures.

     Stock Options - The following is a table of options issued during 1999 and 1998:


                                                                       Weighted
                                                                       Average
                                             Employees   Non-employee  Exercise
                                              Options      Options       Price
                                              -------      -------       -----

  OPTIONS OUTSTANDING, December 31, 1997      513,000       340,000    $   2.19
      Options granted:
          Officers                            100,000          --      $   0.74
          Consultants                            --          50,000    $   1.41
      Other employees                         200,000          --      $   0.54
      Options expired                        (175,000)      (60,000)   $   1.58
                                           ----------    ----------

  OPTIONS OUTSTANDING, December 31, 1998      638,000       330,000    $   1.86
      Options granted:
          Employees                            45,000          --      $   0.28
          Consultants                            --         100,000    $   1.25
          Certain shareholders                   --       4,814,000    $   0.01
      Options expired                        (278,000)      (60,000)   $  (1.85)
                                           ----------    ----------

  OPTIONS OUTSTANDING, December 31, 1999      405,000     5,184,000    $   0.22
                                           ==========    ==========    ========


     For all options granted during 1998 and 1999, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price, except for the 4,814,000 options issued to replace the stock rights as discussed above. The weighted average fair value of the grants at market was $.19. The fair value of the 4,814,000 options issued below market was calculated using the original guaranteed return features of the financing arrangement of $309,000. The weighted average remaining contractual life for all options as of December

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     31, 1999 was approximately 1.8 years. At December 31, 1999, all options were fully vested and exercisable. If not previously exercised, options outstanding at December 31, 1999, will expire as follows:


                                                                       Weighted
                                          Range                        Average
                                     ---------------    Number of      Exercise
        Year                         Low        High     Options        Price
        ----                         ---        ----     -------        -----

        2000                        1.50        1.88      135,000       $1.85
        2000                        2.50        2.50       50,000       $2.50
        2001                         .01         .01    4,814,000       $ .01
        2001                         .51         .54      275,000       $ .53
        2001                        1.41        1.41       50,000       $1.41
        2001                        3.20        4.00      120,000       $3.60
        2002                         .28         .28       45,000       $ .28
        2002                        1.00        1.50      100,000       $1.25
                                                        ---------

                                                        5,589,000
                                                        =========


     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                                  Year Ended December 31,
                                                              ------------------------------
                                                                   1999             1998
                                                              -------------    -------------

       Net loss applicable to other stockholders:
         As reported                                          $  (7,154,000)   $  (5,440,000)
         Pro forma                                            $  (7,163,000)   $  (5,535,000)
       Net loss per share applicable to other shareholders:
         As reported                                          $        (.30)   $        (.27)
         Pro forma                                            $        (.30)   $        (.28)


                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each employee option and warrant granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                          Year Ended December 31,
                                          -----------------------
                                               1999    1998
                                               ----    ----

                    Expected volatility         110%    72%
                    Risk-free interest rate     5.7%   5.7%
                    Expected dividends          --     --
                    Expected terms (in years)     3      3


9.   COMMITMENTS:
     ------------

     Profit Sharing Retirement Plan - The Company has a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $228,000 and $136,000 as the contributions for 1999 and 1998, respectively based on a percentage of the eligible employees' annual compensation.

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $421,000 and accumulated amortization of $275,000 as of December 31, 1999. The following is a schedule of future minimum lease payments under capital leases at December 31, 1999. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)

          Year                                                   Amount
          ----                                                   ------

          2000                                                  $110,000
          2001                                                    91,000
          2002                                                    23,000
          2003                                                     1,000
                                                                --------

              Total Future minimum lease payments                225,000

          Less amount representing interest                      (24,000)
                                                                --------

              Present value of net minimum lease payments        201,000

          Less current portion                                   (93,000)
                                                                --------

                                                                $108,000
                                                                ========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $73,000 for each of the years ending December 31, 1999 and 1998. The total minimum rental commitments at December 31, 1999 are as follows:


                  Year
                  ----

                  2000                                    $ 72,000
                  2001                                      73,000
                  2002                                      75,000
                                                          --------

                                                          $220,000
                                                          ========


     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. In 1999, this plan was terminated, however, the Company continues to be obligated to pay the accrued sabbatical benefits already earned. These benefits may be paid in cash or stock at the discretion of the Board of Directors. As of December 31, 1999, the Company has accrued $211,000 in connection with this benefit.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     As discussed in Note 6, the Company can terminate the extraction liability at December 31, 1999 for $3,100,000. Management estimates the ultimate payment of the liability (based on anticipated production) will be significantly less than the settlement option at December 31, 1999. The amount the counterparty would be willing to settle this obligation for at December 31, 1999 cannot be determined, accordingly, management cannot estimate the fair value of this liability.

     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature or actual interest rates that approximate the Company's effective borrowing rate.


11.  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS AND
     UNCERTAINTIES:
     -------------------------------------------------------------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     accordance with SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of cash and cash equivalents and receivables.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 1999 and 1998 were as follows (as a percentage of each entity's sales):


            Customer                    1999           1998
            --------                    ----           ----

            ESEC
            ----
                A                        33%            29%
                B                        21%            20%
                C                         -             13%

            ADA
            ---
                D                        28%            30%
                E                        23%            30%
                F                        19%            21%


     At December 31, 1999, approximately 65% of the Company's trade receivables were from three customers.

     In 1999, ESEC purchased the majority of its primary raw material, superphosphoric acid (SPA), from one supplier. There is no assurance that the Company will be able to maintain/extend its supply arrangement in the future and/or obtain sufficient quantities of SPA at reasonable prices. Other suppliers of SPA may not be readily available.

     A geographic concentration exists for ESEC as most of its customers are in the mid-west United States. The Company expects that most of its customers at ESEC will continue to be in the mid-west United States, after the production is restarted.

     Substantially all of ADA's revenue is derived from chemical sales to coal burning electric power plants.


12.  BUSINESS SEGMENT INFORMATION:
     -----------------------------

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing flue gas conditioning technology for air pollution abatement. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI, ESEC, and ADA, respec tively. ESEC is located in Canada, and all its assets, amounting to $10,899,000 are located in Canada. All of the Company's sales, including ESEC's sales, are in the United States.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ESI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.


                                   EARTH SCIENCES, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  Eliminating
                                        ESI            ESEC             ADA         Entries    Consolidated
                                   ------------    ------------    ------------    ---------   ------------
1999
Revenues from external customers   $      8,000    $  1,702,000    $  3,050,000    $    --     $  4,760,000
Intersegment revenues                      --           205,000            --       (205,000)          --
                                   ------------    ------------    ------------    ---------   ------------

  Total revenue                    $      8,000    $  1,907,000    $  3,050,000    $(205,000)  $  4,760,000
                                   ============    ============    ============    =========   ============

Interest expense                   $   (480,000)   $    (53,000)   $    (82,000)   N/A         $   (615,000)
Depreciation and amortization      $     (5,000)   $   (201,000)   $   (518,000)   N/A         $   (724,000)
Segment operating profit (loss)    $   (687,000)   $ (1,487,000)   $   (377,000)   *           $ (2,551,000)
Segment profit (loss)              $ (2,260,000)   $ (4,127,000)   $   (458,000)   *           $ (6,845,000)

Segment assets                     $    503,000    $ 10,899,000    $  3,887,000    N/A         $ 15,379,000
Expenditures for segment assets    $     40,000    $    111,000    $     10,000    N/A         $    161,000



------------------------
* There were no profits on intersegment revenues.


                                                   F-23

                                  EARTH SCIENCES, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  Eliminating
                                        ESI             ESEC            ADA         Entries    Consolidated
                                   ------------    ------------    ------------    ---------   ------------
1998
Revenues from external customers   $       --      $  1,868,000    $  2,818,000    $    --     $  4,686,000
Intersegment revenues                      --           244,000            --       (244,000)          --
                                   ------------    ------------    ------------    ---------   ------------

  Total revenue                    $       --      $  2,112,000    $  2,818,000    $(244,000)  $  4,686,000
                                   ============    ============    ============    =========   ============

Interest expense                   $ (1,180,000)   $    (40,000)   $    (44,000)   N/A         $ (1,264,000)
Depreciation and amortization      $    (17,000)   $   (286,000)   $   (432,000)   N/A         $   (735,000)
Segment operating profit (loss)    $ (1,261,000)   $ (2,162,000)   $   (858,000)   *           $ (4,281,000)
Segment profit (loss)              $ (2,241,000)   $ (2,305,000)   $   (894,000)   *           $ (5,440,000)

Segment assets                     $  1,926,000    $ 13,966,000    $  4,057,000    N/A         $ 19,949,000
Expenditures for segment assets    $      9,000    $    537,000    $    183,000    N/A         $    729,000



------------------------
* There were no profits on intersegment revenues.


                                                   F-24




                                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
Act.
                                                                                       Term                 First Became
          Name              Age              Position and Offices                     Expires                 Director
          ----              ---              --------------------                     -------                 --------

Ramon E. Bisque             68    Chairman of the Board of Directors and          Annual Meeting                1963
                                  Member of the Executive Committee                 Date, 2000

Duane N. Bloom              66    Director, Secretary, Chairman of the                   "                      1963
                                  Executive Committee

Michael D. Durham           50    Director, President of ADA, Member of the              "                      1997
                                  Audit Committee

Ronald B. Johnson           68    Director, Member of the Audit Committee                "                      1999

Robert H. Lowdermilk        63    Director, Member of the Audit Committee                "                      1990

Mark H. McKinnies           48    Director, President of ESI, Treasurer,                 "                      1983
                                  Member of the Executive Committee


     The appointment of Michael D. Durham to the Board of Directors of Registrant (the "Board") in 1997 was made pursuant to the ADA Purchase Agreement whereby Registrant agreed to make available one seat on the Board between April 30, 1997 and November 1, 1998, and so long thereafter as the recipients of shares of Registrant in that transaction continue, in the aggregate, to hold no less than 1,000,000 shares. Management shareholders of Registrant entered into voting agreements, agreeing to vote their shares of stock in favor of the designated individual. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.
     Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 14, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980, Secretary on January 23, 1981 and as a Director and President on February 23, 1983.
     Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors, a member of the Executive Committee and a full or part time employee of Registrant since 1974.
     Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom has been employed full time by Registrant since that time.
     Dr. Durham was a co-founder in 1982 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the Federal government and others for development of emission technologies. Dr. Durham is president of ADA-Environmental Solutions LLC, a majority-owned subsidiary of Registrant. Dr. Durham was appointed to the Board on April 30, 1997.
     Mr. Johnson was appointed to the Board in May 1999. He has been the Chairman of Twin Kem International, Inc., a distributor of agricultural and industrial chemicals, since 1984.
     Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.
     Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI in 1978. Mr. McKinnies was elected President of Registrant in February 1983.
     No family relationship exists between any individuals named in this Item 9.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 10.  Executive Compensation.

                                                                Summary Compensation Table
                                             Annual Compensation                          Long Term Compensation
                                             -------------------                          ----------------------
Name of Individual and                                                                            Awards
Name of Individual and                                                                            ------
Principal Position                          Year        Salary (2)        Other (3)   Securities Underlying Options#
--------------------------------------------------------------------------------------------------------------------

Ramon E. Bisque (1)                         1999         $ 60,831          $10,728                     -
Chairman of the Board                       1998         $ 87,884          $12,905                25,000
                                            1997         $ 85,175          $12,291                25,000

Duane N. Bloom (1)                          1999         $ 72,161          $11,858                     -
Chairman of the Executive Committee         1998         $118,638          $17,207                25,000
Secretary and Director                      1997         $114,564          $16,388                25,000

Mark H. McKinnies (1)                       1999         $107,263          $15,151                     -
Director, President and Treasurer           1998         $126,619          $18,900                25,000
                                            1997         $116,618          $17,400                25,000


(1) Member of the Executive Committee of Registrant, which performs the duties of the Chief Executive Officer.
(2) Salary amounts for 1999 include compensation paid in stock averaging 34% of the amounts shown.
(3) Amounts represent pension and matching 401(k) payments made to a qualified plan by Registrant for the benefit of the named individual and in 1999 include stock issued by Registrant for such payments averaging 66% of the amounts shown.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants
     None in 1999.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                      Number of Securities Underlying     Value of Unexercised
Name                  Unexercised Options at FY-End (#)    Options at FY-End
--------------------------------------------------------------------------------
Ramon E. Bisque               50,000                              $    0
Duane N. Bloom                50,000                              $    0
Mark H. McKinnies             50,000                              $    0

All options shown for each individual were exercisable as of December 31, 1999. For all options outstanding, the exercise price was in excess of the market price as of December 31, 1999.

Compensation of Directors
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 10, 2000, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk, each of the individuals named below has sole voting and investment power for the respective shares.

                                               Amount and Nature of     Percent
      Name and Address                         Beneficial Ownership     of Class
      ----------------                         --------------------     --------

Roman E. Bisque (Chairman of the Board
 of Directors)                                       613,265 (1)          2.3%
9113 Fern Way
Golden, CO

Duane N. Bloom (Director and Secretary)              591,775 (2)          2.2%
5565 Pine Ridge Rd.
Golden, CO

Michael D. Durham (Director)                       1,097,574 (3)          4.0%
5252 Lariat Drive
Castle Rock, CO


Robert H. Lowdermilk (Director)                    1,166,129 (4)          4.2%
100 Cherry St.
Denver, CO

Ronald B. Johnson                                      4,839               *
4220 S. Allison St.
Littleton, CO

Mark H. McKinnies (Director and President)           288,443 (5)          1.1%
10134 S. Pinedale Dr.
Conifer, CO

Directors and Officers
as a Group (6 individuals)                         3,762,025 (6)         13.6%

*  Less than 1%.
Notes:
(1) Included in the amount shown are 50,000 shares to which Dr. Bisque has the right to acquire beneficial ownership through stock options, 1,000 registered in the name of Dr. Bisque's wife and 52,949 shares held in Dr. Bisque's pension fund account.
(2) Included in the amount shown are 50,000 shares to which Dr. Bloom has the right to acquire beneficial ownership through stock options, 7,725 shares registered in the name of Dr. Bloom's wife and 64,219 shares held in Dr. Bloom's pension fund account.
(3) Included in the amount shown are 30,000 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options and 116,209 shares held in Dr. Durham's pension fund account.
(4) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk, 200,000 held in the name of Tectonic Construction Co. ("TCC") and 450,000 shares which TCC has the right to acquire beneficial ownership through convertible debt and stock options. Mr. Lowdermilk is the president and majority shareholder of TCC.
(5) Included in the amount shown are 50,000 shares to which Mr. McKinnies has the right to acquire beneficial ownership through stock options and 66,946 shares held in Mr. McKinnies' pension fund account.
(6) The amount shown includes 580,000 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

Item 12. Certain Relationships and Related Transactions.
(a) In 1991, the Registrant converted a total of $366,000 of deferred salaries payable to Mssrs. Bisque, Bloom and McKinnies to notes payable bearing interest at 9%, payable on demand, and granted them rights to convert such notes payable to shares of common stock at the then current market price of $.54 per share. The notes were collateralized by a mining property. As of December 31, 1997, $70,000 was outstanding under such notes. All of that amount was converted to common stock during the year ended December 31, 1998.

In 1997, Registrant issued a convertible debenture in the amount of $1,000,000 (the "Debenture") to Tectonic Construction Co. ("TCC") and borrowed $500,000 from TCC under a short-term note (the "1997 Note"). Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. A mining property, and buildings, equipment, receivables and inventory in Calgary collateralized these amounts. The Debenture and the 1997 Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly. In May 1999, the conversion rights of the Debenture were deleted. The Debenture is due March 31, 2000. The 1997 Note was repaid in full in February 1998. In May

1998 Registrant borrowed $250,000 from TCC under a short-term note (the "1998 Note") due March 31, 1999. The 1998 Note is collateralized by receivables and inventory in Calgary. The 1998 Note bears interest at the greater of prime plus two points or 10% which interest is payable quarterly. In April 1999, the 1998 Note due date was extended to May 20, 2000, its collateral was subordinated to the Bank of Hongkong line of credit and its principal made convertible to shares of Registrant's common stock at the conversion price of $.625 per share. Registrant is currently renegotiating the terms of both the Debenture and the 1998 Note with TCC.

In the fall of 1998, Registrant sold an office building in Golden, Colorado to a son of an officer and director, Ramon Bisque. The sales price of $350,000 was based on an independent appraisal of the property.

During February 1999, Registrant sold a total of 267,245 shares of its common stock to Daniel R. Bisque, a son of an officer and director, Michael J. DeBoer and R. Scott Tracey, both sons-in-law of its officers and directors. The shares were sold at the then current market prices ranging from $.81 to $.91 per share and on the same terms and conditions as to unaffiliated third parties who also purchased shares at that time. Such terms for all these transactions were at least as favorable to Registrant as it could have obtained from unaffiliated third parties. As with the unaffiliated third parties to whom shares were also sold in February 1999, ESI had an obligation to issue additional shares in the event the market price at the time of sale was less than 125% of the purchase price. However, such additional shares were limited to two and one half times the number of shares originally issued. This obligation helps insure a return on the investment made by parties who purchased shares from ESI in February. In November 1999, ESI issued options to replace such obligation, with conditions of exercise essentially the same as the previous obligation. This replacement was instituted in order to facilitate the registration of the securities with the U.
S. Securities and Exchange Commission.

The Calgary facility's production has been marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose chairman is Ronald B. Johnson, a director of Registrant. TKI received a commission of between $2.00-$5.00 per ton of product sold. Payments to TKI amounted to $22,249 and $9,609 in 1999 and 1998, respectively. To cover expenses incurred and as additional compensation, the Company issued 50,000 shares and 230,000 shares of common stock to TKI in 1998 and 1999, respectively.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 99.1 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibits 4.3 and 10.5 through 10.9 were filed as exhibits to Registrant's 1996 Form 10KSB, Exhibits 4.4, 4.5, and
10.11 through 10.13 were filed as exhibits to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.14, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).

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

10.11 Subscription and Investment Agreement dated June 12, 1997 between Tectonic Construction Company and Registrant.
10.12 Assignment of Net Profits Interest dated November 1, 1997 from Registrant, ESI Resource Limited, and Earth Sciences Extraction Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.
10.13 Letter Agreement dated January 9, 1998 between CODSA 14 S.A., Registrant and Recursos Minerales VENESI C.A.
10.14 Letter of Intent dated January 28, 1999 between ESI Resources Limited, Earth Sciences Extraction Company and Chemical Interchange Company.
10.15     Securities Subscription Agreement dated February 1999
21.1      Subsidiaries of Registrant.
23.1*     Consent of Hein + Associates LLP
27*       Financial Data Schedule.
99.1      Financial Statements of ADA Environmental Solutions LLC, December 31,
          1996

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies                             /s/ Duane N. Bloom
   ----------------------------                      ---------------------------
Mark H. McKinnies, President                         Duane N.  Bloom, Member of
and Principal Financial Officer                      Executive Committee

Date   March 28, 2000                                March 28, 2000
       --------------                                --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                                  /s/ Robert H. Lowdermilk
-------------------                                  ------------------------
Ramon E.  Bisque                                     Robert H. Lowdermilk
Chairman of The Board of Directors                   Director

March 28, 2000                                       March 28, 2000
--------------                                       --------------
     Date                                                   Date

/s/ Duane N. Bloom                                   /s/ Michael D. Durham
------------------                                   ---------------------
Duane N.  Bloom, Director                            Michael D. Durham, Director

March 28, 2000                                       March 28, 2000
--------------                                       --------------
     Date                                                   Date

/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies, Director

March 28, 2000
--------------
     Date