Form 10QSB
period 2000-03-31
EARTH SCIENCES INC
filed 2000-05-15
CIK 30985

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
     X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

______TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number: 0-6088

                            EARTH SCIENCES, INC.
      (Exact name of small business issuer as specified in its charter)

             Colorado                            84-0503749
 (State of other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

     8100 SouthPark Way, B-2, Littleton, Colorado          80120
       (Address of principal executive offices)          (Zip Code)

                              (303)734-1727
                      (Issuer's telephone number)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,327,430 Shares of Common Stock, one cent par value outstanding as of May 12, 2000.

Transitional Small Business Disclosure Format: Yes______ ; No     X

PART I
Item 1.	FINANCIAL STATEMENTS

                   Earth Sciences, Inc. and Subsidiaries
                      Consolidated Balance Sheet
                             March 31, 2000

					                   	   UNAUDITED
			ASSETS				  (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                   	        $    329
  Trade receivables, net of allowance for
   doubtful accounts of $7		                                 175
  Factored receivables                                       291
  Inventories							                                         193
  Prepaid expenses and other						                            55
                                                          ------
	Total current assets					                                 1,043

PROPERTY, PLANT AND EQUIPMENT, at cost	        	          15,685
    Less accum. depreciation and amortization             (4,457)
                                                          ------
	Net property and equipment		 		                          11,228

INTANGIBLE ASSETS, net of $880 in amortization             2,760
OTHER ASSETS                                                   7
                                                          ------
TOTAL ASSETS                                   							  $ 15,038
									                                                 ======
		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable			                                    $    546
  Notes payable:
     Financial institution                                   379
     Receivables sold with recourse                          291
     Related party                                           200
     Equipment purchased from utility                         72
  Accrued expenses                              						       198
  Other current liabilities		 				                            65
                                                           -----
	Total current liabilities                                 1,751

LONG-TERM LIABILITIES:
  Extraction plant liability                               4,850
  Notes to related parties                                 1,075
  Other liabilities	                                         769
                                                           -----
                                                           6,694
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value            	                   270
  Additional paid-in capital		           	                28,157
  Foreign currency translation adjustment                 (1,837)
  Accumulated deficit						                              (19,997)
                                                          ------
	Total stockholders' equity                                6,593
                                                          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	             $ 15,038
                                                          ======

See accompanying notes.

                  Earth Sciences, Inc. and Subsidiaries
                  Consolidated Statements of Operations
                Three Months Ended March 31, 2000 and 1999

                                                   UNAUDITED
                                             2000             1999
                                            (amounts in thousands)

NET REVENUES                               $ 1,066           1,124

COST AND EXPENSES:
  Operating                                    464             966
  General and administrative                   555             667
  Research and development                      25              16
  Depreciation and amortization                289             168
                                             -----           -----
	Total expenses	                             1,333           1,817
                                             -----           -----
OPERATING LOSS                                (267)           (693)
OTHER INCOME (EXPENSE):
  Mineral exploration costs capitalized in
   prior years                                  -           (1,223)
  Interest expense	                            (85)            (51)
  Other, net                                    92              (2)
                                             -----           -----
                                                 7          (1,276)
                                             -----           -----
NET LOSS                                   $  (260)         (1,969)
STOCK RESALE RIGHTS APPLICABLE TO
  CERTAIN SHAREHOLDERS                          -             (309)
NET LOSS APPLICABLE TO OTHER COMMON          -----           -----
  STOCKHOLDERS                              $ (260)         (2,278)
                             	               =====           =====
NET LOSS PER COMMON SHARE                   $ (.01)           (.10)
                                              ====            ====
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING 26,762,000      22,689,000
                                           ==========      ==========
-------------------------------------------------------------------------------

                     Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Accumulated Deficit
                     Three Months Ended March 31, 2000 and 1999

     		                                         UNAUDITED
                                            2000       		1999
                                   		    (amounts in thousands)

Accumulated deficit as of January 1      $(19,737)     (12,892)
Net loss for the period		                    (260)      (1,969)
                                           ------       ------
Accumulated deficit as of March 31      $ (19,997)     (14,861)
                    		                     ======		      =====


See accompanying notes.

                        Earth Sciences, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2000 and 1999

                                                    UNAUDITED
                           			               2000              1999
		                                           (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                				           $   (260)         $ (1,969)
  Adjustments to reconcile net loss to net
    cash provided (used) in operations:
  	Depreciation and amortization    	         289               168
	Expenses paid with stock                      17                15
	Mineral exploration costs previously
       capitalized                             -              1,223
 Gain on sale of land                         (76)               -
 Change in operating assets and liabilities   154              (493)
                                            -----             -----
Net cash provided (used) by operating
 activities                                   124            (1,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land                  148                -
  Capital expenditures	           		     	   (160)              (70)
                                            -----             -----
	Net cash used by investing activities        (12)	             (70)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                    (71)               -
  Proceeds from note payable                  143                -
  Proceeds from issuance of common stock        2             1,137
                                            -----             -----
	Net cash provided by financing activities     74             1,137
                                            -----             -----
Net increase in cash and cash equivalents     186                11

Cash and cash equivalents at beginning of
 period                                       143               122
                                            -----             -----
Cash and equivalents at end of period     $   329            $  133
                                             ====              ====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

	Cash payments for interest                $  128            $   36
                                             ====              ====
	Conversion of notes payable               $   -             $   27
                                             ====              ====


See accompanying notes.

                     Earth Sciences, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1999 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The long-lived assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.

                                           (amounts in thousands)
Quarter ended March 31, 2000
                         ESI    ESEC   ADA   Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   -  $1,066             $    -        $  1,066
Intersegment revenues      7     -      -                   (7)            -
                         ---    ---  -----                ----          -----
     Total revenue     $   7 $   -  $1,066             $    (7)      $  1,066
                        ====    ===  =====                ====          =====
Long lived assets	   $   500 $14,418 $ 767                  -        $ 15,685
Segment profit (loss)$   (31)$  (267)$  38                  *        $   (260)



 Quarter ended March 31, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   495 $  629             $    -        $  1,124
Intersegment revenues     98      88     -                 (186)            -
                         ---    ----   ----                ----          -----
     Total revenue     $  98 $   583 $  629             $  (186)      $  1,124
                        ====   =====  =====                ====          =====
Long lived assets	   $ 1,059 $17,965 $  603                  -        $ 19,627
Segment profit (loss)$(1,381)$  (420)$ (168)                 *        $ (1,969)

 * There were no profits on intersegment revenues.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.

Liquidity and Capital Resources
Registrant had a working capital deficit of $708,000 at 3/31/00. This deficit increased during the quarter from a deficit of $631,000 at 12/31/99 although the Company achieved a positive cash flow from operations for the first quarter of 2000. The increase in the deficit is primarily due to a scheduled increase of $100,000 in note payments to a related party that may be due upon written request, and the purchase of equipment by ADA in the first quarter. Management is currently seeking approximately $5 million from an industry partner for working capital and improvements to re-start and increase production at Calgary to sustainable routine levels expected to yield positive cash flow. Management expects to reduce the deficit through continued and improved cash flow at ADA. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA will continue.

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

For ADA, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA recently signed a contract for installation of a fifth unit in Nebraska, which commenced operation in March 2000.

Planned capital expenditures for ADA to sustain and improve ongoing operations for 2000 are estimated at $300,000 of which $160,000 was commited in the 1st quarter of 2000. Registrant expects to fund these requirements out of existing working capital.

The credit facility from the Bank of Hongkong is a demand revolving loan limited to the lesser of 85% of qualified receivables or $400,000, and was secured by accounts receivable of ESEC. The credit facility is currently in default due to the suspension of production at ESEC. Interest continues to accrue at the rate of the Bank's US base rate plus 1% (a combined rate of 11% at 3/31/00). The Bank has demanded the entire amount of the loan and interest. The loan is guaranteed by ESI and discussions are ongoing to explore settlement alternatives with the Bank. As of 3/31/00, a net of $379,000 had been advanced under the loan.

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

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 2000 are expected to be only $20,000. The costs of planned activities are expected to be met through existing working capital. Registrant has curtailed field and other activities in Venezuela to a level required to maintain its established positions.

Cash flow provided by operations totaled $124,000 for the first quarter of 2000 versus a use of $(1,056,000) for the same period in 1999. The provision in 2000 resulted primarily from the operating profits in ADA plus non-cash charges for depreciation and amortization. Cash flow from investing activities for first quarter of 2000 includes a use for capital expenditures of $160,000 and proceeds from the sale of land of $148,000. Cash flow from financing activities in the first quarter of 2000 consisted of proceeds from the issuance of common stock of $2,000, payments on notes payable of $71,000 and proceeds from a note payable of $143,000. Cash flow from investing activities for the same period in 1999 includes capital expenditures of $70,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of stock of $1,137,000.

Results of Operations
Revenues from sales totaled $1,066,000 in the first quarter of 2000 versus $1,124,000 in the same period in 1999. In 2000, all of that amount was generated by ADA, as operations are still suspended in Calgary. Revenues for the quarter from ADA increased 70% from $629,000 in 1999 due to increasing chemical sales to a greater number of units operating in 2000 and the sale of two permanent units to utilities where demonstration units were operating. Phosphate sales from Calgary decreased to zero from $495,000 in 1999 as a result of the suspension of production activities at the end of August 1999. ADA's revenues were somewhat higher than anticipated due to greater than expected chemical sales.

Operating expenses decreased significantly in the first quarter of 2000 primarily in response to the suspension of operations at ESEC. The decrease consists of a decrease related Calgary phosphate production ($712,000 of the decrease) net of an increase at ADA of $94,000 corresponding to the increase on sales. The Company experienced negative gross margins at its Calgary operations in 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although such margins improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital was not sufficient to sustain the level of production and sales needed to generate positive cash flow. ADA has experienced positive and increasing gross margins in 1999 and 2000 as ADA continues to establish market acceptance and its market share for its technology. The Company's ultimate success will be dependent upon continually improving gross margins, which in turn are dependent upon increased sales and market penetration.

General and administrative expenses decreased by a net of approximately $113,000 in first quarter of 2000 as compared to 1999 primarily as a result of decreased activity in Calgary.

Consolidated research and development increased in the first quarter of 2000 to $25,000 from $16,000 in the same period in 1999 due primarily to work on the recent DOE contract. Future consolidated research and development expenses, except for those anticipated to be funded by DOE contract and others that may be awarded, are expected to be approximately $50,000 per year for the next several years.

Depreciation and amortization increased from $168,000 in the first quarter of 1999 to $289,000 in the first quarter of 2000 as a result of the 15 year straight line depreciation of the Calgary facility that has been provided while it is idled versus the units of production method under which depreciation was provided during production in 1999.

Registrant's interest expense totaled approximately $85,000 for the first quarter of 2000 and $51,000 for same period in 1999. The increase is due to an increased amount of funds borrowed as compared to the same period in 1999 and increased interest rates on those borrowed funds.

In January and February 1999, Registrant sold a total of 1,260,000 shares of common stock and received net proceeds of $1,137,000. The shares were sold at closing bid prices, which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Options were issued during 1999, exercisable only to the extent of Registrant's obligation to issue such additional shares. A non-charge of $309,000 (similar to a dividend) against net income is shown in the accompanying statement of operations in fiscal 1999 for the obligation to issue such additional shares.

Included in other income (expense) for the first quarter of 1999 was a one-time, non-cash charge of $1,223,000 representing the write down of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred. Also included in other income in the first quarter of 2000 is a gain of $76,000 recognized upon the sale of a depleted mineral property.

In the fourth quarter of 1999, Registrant adopted the American Institute of Certified Public Accountants Statement of Position No.98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"). SOP 98-5 requires that all start-up costs be expensed as incurred and all start-up costs previously recorded be accounted for as a cumulative effect of a change in accounting principle. Registrant had previously capitalized certain costs in the 1980's associated with the original start-up of the solvent extraction facility in Canada. Based on SOP 98-5, Registrant expensed these costs, totaling approximately $2,603,000, net of depreciation charges recognized in prior years, as a cumulative effect of a change in accounting principle in that quarter.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities - None.

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 1999 Form 10-KSB.

	     Exhibit 27  - Financial Data Schedule (electronic filing only)

	(b) Forms 8-K -  None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						Earth Sciences, Inc.
						Registrant

Date:  March 12, 2000             /s/ Mark H. McKinnies
                                     ---------------------
                                     Mark H. McKinnies
                                    President and Chief Financial Officer