Form 10QSB
period 2000-06-30
EARTH SCIENCES INC
filed 2000-08-11
CIK 30985

U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
 ____X____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

______TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                           Commission File Number: 0-6088

                               EARTH SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                     Colorado                        84-0503749
     (State of other jurisdiction of      (I.R.S.Employer Identification No.)
       incorporation or organization)

      8100 SouthPark Way, B-2, Littleton, Colorado            80120
         (Address of principal executive offices)          (Zip Code)

                                  (303)734-1727
                          (Issuer's telephone number)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___; No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,192,823 Shares of Common Stock, one cent par value outstanding as of August 4, 2000.

Transitional Small Business Disclosure Format: Yes______ ; No ___X___

PART I
Item 1.	FINANCIAL STATEMENTS

                          Earth Sciences, Inc. and Subsidiaries
                             Consolidated Balance Sheet
                                     June 30, 2000
					                   	          UNAUDITED
			ASSETS			                (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents 	                                 $    123
  Trade receivables, net of allowance
   for doubtful accounts of $7     	                                219
  Factored receivables            	                                 290
  Inventories                                                       178
  Prepaid expenses and other                                         81
                                                                  -----
      Total current assets                                          891

PROPERTY, PLANT AND EQUIPMENT, at cost                           15,702
    Less accumulated depreciation and amortization               (4,651)
                                                                 ------
          Net property and equipment           	                 11,051

INTANGIBLE ASSETS, net of $978 in amortization                    2,665
OTHER ASSETS                                         	                7
                                                                 ------
TOTAL ASSETS                                                   $ 14,614
	                                                                ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                             $    499
  Notes payable:
     Financial institution                                          378
     Receivables sold with recourse                  	              290
     Related party                                         	        200
     Equipment purchased from utility                	               10
  Accrued expenses                       	                          223
  Other current liabilities                                          57
                                                                  -----
	Total current liabilities                                        1,657

LONG-TERM LIABILITIES:
  Extraction plant liability             	                        4,850
  Notes to related parties                                 	      1,075
  Other liabilities	                                                716
                                                                  -----
                                                                  6,641
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                       312
  Additional paid-in capital                                     28,207
  Foreign currency translation adjustment                        (1,837)
  Accumulated deficit  	                                        (20,366)
                                                                 ------
	Total stockholders' equity                                       6,316
                                                                 ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 14,614
                                               	                 ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2000 and 1999

			                                           UNAUDITED
                                      2000                 1999
                    (amounts in thousands, except shares and per share amounts)
   	                          3 Months   6 Months   3 Months  6 Months

NET REVENUES                    $  916      1,982      1,111      2,235

COST AND EXPENSES:
    Operating                      390        854      1,170      2,136
    General and administrative     493      1,048        723      1,390
    Research & development          36         61         20         36
    Depreciation and amortization  292        581        180        348
                                 -----      -----      -----      -----
             Total expenses      1,211      2,544      2,093      3,910
                                 -----      -----      -----      -----
OPERATING LOSS                    (295)      (562)      (982)    (1,675)
OTHER INCOME (EXPENSE):
    Interest expense               (77)      (162)      (167)      (218)
    Writedown in carrying value of
     mineral properties             -          -          -      (1,223)
    Other, net                       3         95          8          6
                                 -----      -----      -----      -----
                                   (74)       (67)      (159)    (1,435)
                                 -----      -----      -----      -----
NET LOSS                       $  (369)      (629)    (1,141)    (3,110)
Stock resale rights applicable to
  certain shareholders              -          -          -        (309)
                                 -----      -----      -----      -----
NET LOSS APPLICABLE TO OTHER
  COMMON STOCKHOLDERS          $  (369)      (629)    (1,141)    (3,419)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.01)      (.02)      (.05)      (.15)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                 29,688,000 28,225,000 23,784,000 23,239,000
                              ========== ========== ========== ==========
------------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 2000 and 1999
                                            UNAUDITED
     	                                  2000          1999
                                      (amounts in thousands)

Accumulated deficit as of January 1	$ (19,737)      (12,892)
Net loss for the period	                 (629)       (3,110)
                            		       --------      --------
Accumulated deficit as of June 30  	$ (20,366)      (16,002)
			                                    ======	     ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2000 and 1999

                                                                UNAUDITED
                                                           2000           1999

                                                         (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (629)       $(3,110)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                            581            348
      Writedown of carrying value of mineral properties      -           1,223
  	Non-cash interest expense             	                   -             114
  	Expenses paid with stock            		                   107             44
  	Change in operating assets and liabilities  	            (73)            59
   Net decrease in other assets and liabilities             (28)           235
                                                          -----          -----
       Net cash used by operating activities                (42)        (1,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of land                                 148             -
 Capital expenditures		               	                    (178)          (172)
                                                          -----          -----
	Net cash used by investing activities                      (30)          (172)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                        			     (133)            -
  Proceeds from issuance of common stock	      	             42          1,147
  Proceeds from notes payable	                              143        	    -
                                                          -----          -----
	Net cash provided by financing activities                   52          1,147
                                                          -----          -----
Net decrease in cash and cash equivalents                   (20)          (111)
Cash and cash equivalents at beginning of period            143            122
                                                          -----          -----
Cash and equivalents at end of period 			                $  123        $    11
                                                          =====          =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		                            $  158        $    42
                                                          =====          =====
	Conversion of notes payable and debentures              $   -         $    27
                                                          =====          =====


See accompanying notes.

                           Earth Sciences, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements (Unaudited)
                                      June 30, 2000

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1999 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The long-lived assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada.  All significant customers are US companies.
                                       (amounts in thousands)
Six months ended June 30, 2000
                         ESI    ESEC   ADA   Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $   -  $1,982             $    -        $  1,982
Intersegment revenues      7     -      -                   (7)            -
                         ---    ---  -----                ----          -----
     Total revenue     $   7 $   -  $1,982             $    (7)      $  1,982
                        ====    ===  =====                ====          =====
Long lived assets	   $   501 $14,418 $ 783                  -        $ 15,702
Segment profit (loss)$   (80)$  (480)$ (69)                 *        $   (629)


Six months ended June 30, 1999
                         ESI    ESEC    ADA  Eliminating Entries  Consolidated
Revenue from
external customers     $  -  $ 1,079 $1,156             $    -        $  2,235
Intersegment revenues    187      96     -                 (283)            -
                         ---    ----   ----                ----          -----
     Total revenue     $ 187 $ 1,175 $1,156             $  (283)      $  2,235
                        ====   =====  =====                ====          =====
Long lived assets	   $ 1,067 $17,978 $  667                  -        $ 19,712
Segment profit (loss)$(1,673)$  (901)$ (536)                 *        $ (3,110)

 * There were no profits on intersegment revenues.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Liquidity and Capital Resources
Registrant had a working capital deficit of $767,000 at 6/30/00. This deficit increased during the six month period from a deficit of $631,000 at 12/31/99. The increase in the deficit is primarily due to a scheduled increase of $100,000 in note payments to a related party that may be due upon written request, and the purchase of equipment by ADA in the first six months. Management expects to reduce the deficit through continued and improved cash flow at ADA. Management is currently seeking as much as $5 million from an industry partner for working capital and improvements to re-start and increase production at Calgary to sustainable routine levels expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that cash flow will improve at ADA.

For ADA, the attainment and continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa, Nebraska and Oregon. Unsatisfactory operations at any of the
units operating could frustrate such cash flow.   Planned capital expenditures
for ADA to sustain and improve ongoing operations for 2000 are estimated at $300,000 of which $175,000 was committed in the first six months of 2000. Registrant expects to fund these requirements out of existing working capital.

In September 1999, ADA was awarded a $1 million Department of Energy grant to develop an expanded line of flue gas conditioning agents. The grant extends over a three-year period and will allow ADA to accelerate research and development work it had planned for the future. If the development work is successful, ADA's proprietary chemicals will be applicable to a broader range of customers with problem flue gases. Although the award was made in September 1999, the contract was not signed until January 2000. Work commenced under the grant at that time. Revenue of $97,000 has been recognized under the contract through 6/30/00.

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

Based on current estimates, the Calgary facility may require as much as U.S. $5,000,000 to re-start production and finalize modification for the production of food grade phosphoric acid. Registrant is seeking to finance those requirements from arrangements with industry partners. The timing of a re-start of production and modification is uncertain and is not expected until an arrangement can be reached with a third party. Discussions are continuing with several interested parties, but all such discussions are in preliminary stages at this time.

The credit facility from the Bank of Hongkong was a demand, revolving loan limited to the lesser of 85% of qualified receivables or $400,000, and was secured by accounts receivable of ESEC. The credit facility is currently in default due to the suspension of production at ESEC. Interest continues to accrue at the rate of the Bank's US base rate plus 1% (a combined rate of 11% at 6/30/00). The Bank has demanded the entire amount of the loan and interest. The loan is guaranteed by ESI and discussions are ongoing to explore settlement alternatives with the Bank. As of 6/30/00, a net of $379,000 had been advanced under the loan, excluding accrued interest.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 2000 are expected to be only $20,000. The costs of planned activities are expected to be met through existing working capital. Registrant has curtailed field and other activities in Venezuela to a level required to maintain its established positions.

Cash flow used by operations totaled $(42,000) for the first six months of 2000 versus a use of $(1,086,000) for the same period in 1999. The use in 2000 resulted primarily from the consolidated operating losses plus non-cash charges for depreciation and amortization. Cash flow from investing activities for first six months of 2000 includes a use for capital expenditures of $178,000 and proceeds from the sale of land of $148,000. Cash flow from financing activities in the first six months of 2000 consisted of proceeds from the issuance of common stock of $42,000, payments on notes payable of $133,000 and proceeds from a note payable of $143,000. Cash flow from investing activities for the same period in 1999 includes capital expenditures of $172,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of stock of $1,147,000.

Results of Operations
Revenues from sales totaled $1,982,000 in the first six months of 2000 versus $2,235,000 in the same period in 1999. In 2000, all of that amount was generated by ADA, as operations are still suspended in Calgary. Revenues for the six months from ADA increased 71% from $1,156,000 in 1999 due to increasing chemical sales to a greater number of units operating in 2000 and the sale of two permanent units to utilities where demonstration units were operating. Phosphate sales from Calgary decreased to zero from $1,080,000 in 1999 as a result of the suspension of production activities at the end of August 1999. ADA's revenues were somewhat lower than anticipated due to maintenance downtimes at its utility customers that reduced expected chemical sales.

Operating expenses decreased significantly in the first six months of 2000 primarily in response to the suspension of operations at ESEC. The decrease consists of a decrease related Calgary phosphate production ($1,165,000 of the decrease) net of an increase at ADA of $73,000 corresponding to the increase in sales. The Company experienced negative gross margins at its Calgary operations in 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although such margins improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital was not sufficient to sustain the level of production and sales needed to generate positive cash flow. ADA has experienced positive and increasing gross margins in 1999 and 2000 as ADA continues to establish market acceptance and its market share for its technology. The Company's ultimate success will be dependent upon continually improving gross margins, which in turn are dependent upon increased sales and market penetration.

General and administrative expenses decreased by a net of approximately $342,000 in first six months of 2000 as compared to 1999 primarily as a result of decreased activity in Calgary and consolidation of the Golden, Colorado office with ADA's offices in Littleton in 2000.

Consolidated research and development increased in the first six months of 2000 to $61,000 from $36,000 in the same period in 1999 due primarily to work on the recent DOE contract and bidding on new contracts in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by DOE contract and others that may be awarded, are expected to be approximately $50,000 per year for the next several years.

Depreciation and amortization increased from $348,000 in the first six months of 1999 to $581,000 in the first six months of 2000 as a result of the 15 year straight line depreciation of the Calgary facility that has been provided while the facility is idled versus the units of production method under which depreciation was provided during production in 1999.

Registrant's interest expense totaled approximately $162,000 for the first six months of 2000 and $218,000 for same period in 1999. The amounts in 1999 included penalty interest accrued during the period of delay in the effectiveness of a registration statement.

In the first six months of 1999, Registrant sold a total of 1,260,000 shares of common stock and received net proceeds of $1,147,000. The shares were sold at closing bid prices, which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Options were issued during 1999, exercisable only to the extent of Registrant's previous obligation to issue such additional shares. A non-charge of $309,000 (similar to a dividend) against net income is shown in the accompanying statement of operations in fiscal 1999 for the obligation to issue such additional shares.

Included in other income (expense) for the first six months of 1999 was a one-time, non-cash charge of $1,223,000 representing the write down of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred. Also included in other income in the first six months of 2000 is a gain of $76,000 recognized upon the sale of a depleted mineral property.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities - During the first six months of 2000, Registrant issued a total of 4,173,650 shares of its common stock upon the exercise of certain stock options issued in 1999. Registrant received a total of $41,736 upon such exercise pursuant to the terms of the option agreements.

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


                         					 Earth Sciences, Inc.
                               Registrant

Date:  August 8, 2000          /s/ Mark H. McKinnies
                               ---------------------
                               Mark H. McKinnies
                               President and Chief Financial Officer