Form 10QSB
period 2000-09-30
EARTH SCIENCES INC
filed 2000-11-13
CIK 30985

U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
 ____X____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,829,771 Shares of Common Stock, one cent par value outstanding as of November 3, 2000.

Transitional Small Business Disclosure Format: Yes______ ; No ___X___

PART I
Item 1.	FINANCIAL STATEMENTS

                          Earth Sciences, Inc. and Subsidiaries
                                Consolidated Balance Sheet
                                    September 30, 2000
					                       UNAUDITED
			ASSETS			         (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents 	                                 $    267
  Trade receivables, net of allowance
   for doubtful accounts of $7	                                      288
  Factored receivables            	                              289
  Inventories                                                          99
  Prepaid expenses and other                                           78
                                                                    -----
      Total current assets                                          1,021

PROPERTY, PLANT AND EQUIPMENT, at cost                             12,850
    Less accumulated depreciation and amortization                 (4,733)
                                                                   ------
          Net property and equipment        	                    8,117

INTANGIBLE ASSETS, net of $1,076 in amortization                    2,567
OTHER ASSETS                                        	                7
                                                                   ------
TOTAL ASSETS                                                     $ 11,712
	                                                           ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                         $    301
  Notes payable:
     Financial institution                                            378
     Receivables sold with recourse                  	              289
     Related party                                        	      200
  Accrued expenses                      	                      209
  Other current liabilities                                            57
                                                                    -----
	Total current liabilities                                   1,434

LONG-TERM LIABILITIES:
  Contingent net profits royalty on Calgary plant                   4,850
  Notes to related parties                                          1,075
  Other liabilities	                                              875
                                                                    -----
                                                                    6,800
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                         312
  Additional paid-in capital                                       28,291
  Foreign currency translation adjustment                          (1,837)
  Accumulated deficit	                                          (23,288)
                                                                   ------
	Total stockholders' equity                                  3,478
                                                                   ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,712
                                              	                   ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 2000 and 1999

			                              UNAUDITED
                                        2000                 1999
                     (amounts in thousands, except shares and per share amounts)
	                           3 Months   9 Months   3 Months   9 Months

NET REVENUES                      $1,187      3,169      1,429      3,664

COST AND EXPENSES:
    Operating                        387      1,241      1,103      3,239
    General and administrative       526      1,574        400      1,790
    Research & development            26         87         -          36
    Impairment of Calgary plant    2,922      2,922         -          -
    Depreciation and amortization    179        761        175        523
                                   -----      -----      -----      -----
             Total expenses        4,040      6,585      1,678      5,588
                                   -----      -----      -----      -----
OPERATING LOSS                    (2,853)    (3,416)      (249)    (1,924)
OTHER INCOME (EXPENSE):
    Interest expense                 (72)      (234)      (250)      (468)
    Writedown in carrying value of
     mineral properties               -          -          -      (1,223)
    Other, net                         4         99         17         23
                                   -----      -----      -----      -----
                                     (68)      (135)      (233)    (1,668)
                                   -----      -----      -----      -----
NET LOSS                         $(2,921)    (3,551)      (482)    (3,592)
Stock resale rights applicable to
  certain shareholders                -          -          -        (309)
                                   -----      -----      -----      -----
NET LOSS APPLICABLE TO OTHER
  COMMON STOCKHOLDERS            $(2,921)    (3,551)      (482)    (3,901)
                                  ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                     $(.09)      (.12)      (.02)      (.17)
                                    ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                   31,193,000 29,221,000 24,012,000 23,499,000
                                ========== ========== ========== ==========
------------------------------------------------------------------------------
                    Earth Sciences, Inc. and Subsidiaries
                Consolidated Statements of Accumulated Deficit
                 Nine Months Ended September 30, 2000 and 1999
                                                   UNAUDITED
     	                                        2000          1999
                                            (amounts in thousands)

Accumulated deficit as of January 1	  $ (19,737)      (12,892)
Net loss for the period	                     (3,551)       (3,592)
                      		           --------      --------
Accumulated deficit as of September 30    $ (23,288)      (16,484)
			                     ======        ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                                UNAUDITED
                                                           2000           1999

                                                          (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(3,551)       $(3,592)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                       761            523
        Impairment and write down of assets               2,922          1,223
	Non-cash interest expense         	             -             284
  	Expenses paid with stock            		    159             67
  	Change in operating assets and liabilities  	   (266)           419
   Net increase in other assets and liabilities              86             39
                                                          -----          -----
       Net cash provided (used) by operating activities     111         (1,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of land                                 148             -
 Capital expenditures		               	           (187)          (383)
                                                          -----          -----
	Net cash used by investing activities               (39)          (383)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			   (143)          (187)
  Proceeds from issuance of common stock	  	     42          1,147
  Proceeds from notes payable	                            153        	   390
                                                          -----          -----
	Net cash provided by financing activities            52          1,350
                                                          -----          -----
Net decrease in cash and cash equivalents                   124           (70)
Cash and cash equivalents at beginning of period            143            122
                                                          -----          -----
Cash and equivalents at end of period 		         $  267        $    52
                                                          =====          =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		         $  158        $    42
                                                          =====          =====
	Conversion of notes payable and debentures       $   -         $    27
                                                          =====          =====


See accompanying notes.





                           Earth Sciences, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements (Unaudited)
                                      September 30, 2000

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 1999 Form 10-KSB.

(2)  Impairment of Calgary Plant
In the 3rd quarter of 2000, the Company recorded a non-cash write down of the carrying value of the Calgary facility in the amount of $2,922,000. Production at the facility was suspended in August 1999 in an effort to reduce cash flow deficits there. Discussions were initiated with a number of groups to provide the capital and industry strength considered necessary to successfully operate the facility for production of purified phosphate products and/or other uses. Although numerous discussions continue for a variety of activities at the facility, none of the negotiations for production of purified phosphates have yielded positive results in a timely manner. The write down is in recognition of the fact that certain past costs are not expected to be recovered out of future operations. The write down reduces the net asset carrying value to a level that management believes will be recoverable from anticipated future operations at the facility.

(3) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The long-lived assets of the ESI and ADA-ES segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.
                                       (amounts in thousands)
Nine months ended September 30, 2000
                                                    Eliminating
                         ESI      ESEC   ADA-ES     Entries       Consolidated
Revenue from
external customers     $  -    $   -    $3,169      $    -          $  3,169
Intersegment revenues      7       -        -            (7)              -
                         ---      ---    -----         ----            -----
     Total revenue     $   7   $   -    $3,169      $    (7)        $  3,169
                        ====      ===    =====         ====            =====
Long lived assets      $ 501  $11,455    $ 794           -          $ 12,750
Segment profit (loss)  $(124) $(3,509)   $  82           *          $ (3,551)


Nine months ended September 30, 1999
                                                     Eliminating
                         ESI      ESEC    ADA-ES     Entries        Consolidated
Revenue from
external customers     $  -    $ 1,665   $1,999      $    -           $  3,664
Intersegment revenues    318       178       -          (496)               -
                         ---      ----     ----         ----             -----
     Total revenue     $ 318   $ 1,843   $1,999      $  (496)         $  3,664
                        ====     =====    =====         ====             =====
Long lived assets    $ 1,072   $18,034   $  672           -           $ 19,778
Segment profit (loss)$(1,926)  $(1,184)  $ (482)          *           $ (3,592)

 * There were no profits on intersegment revenues.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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


Liquidity and Capital Resources
Registrant had a working capital deficit of $313,000 at 9/30/00. This deficit decreased during the nine month period from a deficit of $631,000 at 12/31/99. The decrease in the deficit is primarily due to positive cash flow from ADA-ES' operations during the period and transfer to a long-term note of an account payable. Management expects to further reduce the deficit through ongoing and improved cash flow at ADA-ES. Management continues to seek an industry partner to provide marketing strength and working capital to re-start activities at Calgary to sustainable routine levels expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that positive cash flow will continue at ADA-ES.

For ADA-ES, the maintenance of positive cash flow is dependent upon the successful ongoing operation of the four flue gas conditioning units currently in-place and continued work under government contracts. Unsatisfactory operations at any of the units operating or an unanticipated cessation of
government funding could frustrate such cash flow.   Planned capital
expenditures for ADA-ES to sustain and improve ongoing operations for 2000 are estimated at $250,000 of which $187,000 was committed in the first nine months of 2000. Registrant expects to fund these requirements out of existing working capital.

In September 2000, ADA-ES was awarded a $6.7 million Department of Energy grant to test technologies for reducing mercury emissions at coal burning power plants. The grant extends over a three-year period and includes $2.3 million of industry cost share. ADA-ES will be leading a group of utility companies to conduct full-scale tests of available technologies. Work under the contract commenced in October and is expected to add significantly to revenues and operating income as existing personnel will be used to perform the majority of the scheduled work.

In an effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Although, in the opinion of management, the facility had demonstrated adequate capacity and quality of production, and limited markets for its products were established, the Company lacked adequate working capital to make further modifications and build inventories considered necessary to achieve positive cash flow there. Efforts to date to attract an industry partner for purified phosphate production have been unsuccessful. In the opinion of management, it is unlikely that the facility will be placed back into production for that purpose. Chemical blends for ADA-ES that were produced by ESEC have been out-sourced to US manufacturers at only slightly higher costs.

A letter of intent has been executed with Fireside Minerals Ltd. to use a portion of the facility in a joint effort for the production of phosphate based animal feed. Fireside is attempting to raise the required capital, estimated at $5 million Canadian, for that activity. Subject to the funding, a formal agreement between the parties may be executed by year-end. ESEC is also in discussion with several other groups for other activities at the facility, but all such discussions are in preliminary stages at this time. The Company recorded a non-cash write down in the carrying value of the assets in Calgary during the 3rd quarter of 2000 as further discussed in the notes to the financial statements above and in the Results of Operations below.

The credit facility from the Bank of Hongkong was a demand, revolving loan limited to the lesser of 85% of qualified receivables or $400,000, and was secured by accounts receivable of ESEC. The credit facility is currently in default due to the suspension of production at ESEC. Interest continues to accrue at the rate of the Bank's US base rate plus 1% (a combined rate of 11% at 9/30/00). The Bank has demanded the entire amount of the loan and interest. The loan is guaranteed by ESI and discussions are ongoing to explore settlement alternatives with the Bank. As of 9/30/00, a net of $379,000 had been advanced under the loan.

In September 2000, Registrant renegotiated the terms of a convertible debenture in the amount of $1,000,000 (the "Debenture") and a note in the amount of $250,000 (the "Note") both payable to Tectonic Construction Co. ("TCC"). Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. The Debenture is convertible into a maximum of 1,000,000 shares of Common Stock at the lesser of $.21 per share or the then current market price. Both the Note and the Debenture are payable no later than September 2003 and TCC may request principle payments of not more than $100,000 per calendar quarter. The Debenture and the Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly, and are collateralized by certain assets of ADA-ES, ESEC and Registrant.

Registrant is funding the majority of cash costs of the Venezuelan gold exploration activities, which for 2000 are expected to be only $20,000. The costs of planned activities are expected to be met through existing working capital. Registrant has curtailed field and other activities in Venezuela to a level required to maintain its established positions.


Cash flow provided by operations totaled $111,000 for the first nine months of 2000 versus a use of $(1,037,000) for the same period in 1999. The provision in 2000 resulted primarily from the consolidated operating losses plus non-cash charges for depreciation, amortization and the write down of assets in Calgary. Cash flow from investing activities for the first nine months of 2000 includes a use for capital expenditures of $187,000 and proceeds from the sale of land of $148,000. Cash flow from financing activities in the first nine months of 2000 consisted of proceeds from the issuance of common stock of $42,000, payments on notes payable of $143,000 and proceeds from notes payable of $356,000. Cash flow from investing activities for the same period in 1999 includes capital expenditures of $383,000. Cash flow from financing activities in 1999 consisted of payments on notes payable of $187,000, proceeds from the issuance of stock of $1,147,000, and proceeds from notes payable of $390,000.

Results of Operations
Revenues from sales totaled $3,169,000 in the first nine months of 2000 versus $3,664,000 in the same period in 1999. In 2000, all of that amount was generated by ADA-ES, as operations are suspended in Calgary. Revenues for the nine months from ADA-ES increased 59% from $1,999,000 in 1999 due to increasing chemical sales to a greater number of units operating in 2000 and the sale of two permanent units to utilities where demonstration units were operating. Phosphate sales from Calgary decreased to zero from $1,665,000 in 1999 as a result of the suspension of production activities at the end of August 1999. ADA-ES' revenues were somewhat lower than anticipated due to fewer than expected new customers and maintenance downtimes at existing utility customers that reduced projected chemical sales.

Operating expenses decreased significantly in the first nine months of 2000 primarily in response to the suspension of operations at ESEC. The decrease consists of a decrease related to Calgary phosphate production ($1,916,000 of the decrease) net of an increase at ADA-ES of $175,000 corresponding to the increase in sales. The Company experienced negative gross margins at its Calgary operations in 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although such margins improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital was not sufficient to sustain the level of production and sales needed to generate positive cash flow. ADA-ES has experienced positive and increasing gross margins in 1999 and 2000 as ADA-ES continues to establish market acceptance and its market share for its technology. The Company's ultimate success will be dependent upon increased sales and market penetration.

General and administrative expenses decreased by a net of approximately $216,000 in first nine months of 2000 as compared to 1999 primarily as a result of decreased activity in Calgary and consolidation of the Golden, Colorado office with ADA-ES' offices in Littleton in 2000.

Consolidated research and development expenses increased in the first nine months of 2000 to $87,000 from $36,000 in the same period in 1999 due primarily to work related to the recent government contracts and bidding on new contracts in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by DOE contract and others that may be awarded, are expected to be approximately $50,000 per year for the next several years.

In the 3rd quarter of 2000, the Company recorded a non-cash write down of the carrying value of the Calgary facility in the amount of $2,922,000. The impair-ment is in recognition of the fact that certain past costs are not expected to be recovered out of future operations. The write down reduces the net asset carrying value to a level that management believes will be recoverable from anticipated future operations at the facility.

Depreciation and amortization increased from $523,000 in the first nine months of 1999 to $761,000 in the first nine months of 2000 as a result of the 15 year straight line depreciation of the Calgary facility that has been provided through June 2000 while the facility is idled versus the units of production method under which depreciation was provided during production in 1999. As a result of the write down, future depreciation charges of the Calgary facility will be lower.

Registrant's interest expense totaled approximately $234,000 for the first nine months of 2000 and $468,000 for same period in 1999. The amounts in 1999 included penalty interest accrued during the period of delay in the effectiveness of a registration statement.


In the first nine months of 1999, Registrant sold a total of 1,260,000 shares of common stock and received net proceeds of $1,147,000. The shares were sold at closing bid prices, which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Options were issued during 1999, exercisable only to the extent of Registrant's obligation to issue such additional shares. A non-charge of $309,000 (similar to a dividend) against net income is shown in the accompanying statement of operations in fiscal 1999 for the obligation to issue such additional shares.

Included in other income (expense) for the first nine months of 1999 was a one-time, non-cash charge of $1,223,000 representing the write down of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred. Also included in other income in the first nine months of 2000 is a gain of $76,000 recognized upon the sale of a depleted mineral property.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities - During the first nine months of 2000, Registrant issued a total of 4,173,650 shares of its common stock upon the exercise of certain stock options issued in 1999. Registrant received a total of $41,736 upon such exercise pursuant to the terms of the option agreements.

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


					 Earth Sciences, Inc.
                               Registrant

Date:  November 10, 2000       /s/ Mark H. McKinnies
                               ---------------------
                               Mark H. McKinnies
                               President and Chief Financial Officer