Form 10KSB40
period 2000-12-31
EARTH SCIENCES INC
filed 2001-03-28
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

             8100 SouthPark Way B-2, Littleton, Colorado 80120-4525
           ----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

      (Registrant's telephone number, including area code): (303) 734-1727

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, one cent par value
                        --------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 4,251,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 9, 2001 was $8,500,000.


Number of shares outstanding of registrant's Common Stock, one-cent par value as of March 9, 2001 - 32,273,578.


DOCUMENTS INCORPORATED BY REFERENCE:
None


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

(a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is an air pollution control technology and specialty chemical company. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the sale of flue gas conditioning ("FGC") and other chemicals and technology for coal-fired boilers provided through ADA Environmental Solutions LLC ("ADA-ES"), a wholly-owned subsidiary; the ownership of a currently idled solvent extraction facility in Calgary, Alberta which has produced purified phosphate products; and the maintenance of several mineral resources and prospects in the Western US. Production of purified phosphate products in Calgary commenced in June 1997 and was suspended in August 1999.

During 2000, ESI (1) through ADA-ES (a) increased its FGC business through continued chemical sales and service on four full-time units and a temporary unit at a mid-western utility; (b) replaced demonstration FGC units with permanent installations at two of those utilities; (c) introduced a new anti-slagging product to the market through a successful demonstration; and (d) substantially increased its government research and development contract work through new and existing contracts; (2) through Earth Sciences Extraction Company ("ESEC") studied and pursued the use with others of the idle facility in Calgary for a variety of potential activities; and (3) maintained its position in several mineral resources and prospects in the Western US and Venezuela.

Thus far in 2001, ADA-ES has commenced onsite testing under one of its government contracts for evaluation of mercury removal and made preparations for a second utility demonstration of its new anti-slagging chemical. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ADA-ES currently has four successfully operating FGC units at coal-fired utilities in Iowa, Louisiana, Oregon and Wisconsin. Revenues from sales of equipment and chemicals to those utilities in 2000 totaled $2,744,000. The units in Louisiana and Iowa commenced operations in 1999 with demonstration equipment. In early 2000, those utilities elected to replace the demonstration units with permanent equipment. Also in 2000, a utility in Nebraska operated a temporary unit for seven months prior to a planned shut down from which ADA-ES recognized revenues totaling $749,000. Assuming the continuation of the historical levels of FGC chemical purchases by its existing customers, ADA-ES expects to recognize revenues of approximately $3.1 million in 2001 from sales to those customers. In addition, ADA-ES expects to add at least two more FGC customers in 2001. There can be no assurances that either of those expectations will be met.

Early in 2000, ADA-ES received the signed Department of Energy ("DOE") contract awarded to develop a broader spectrum of FGC chemicals (the "DOE FGC Contract") and commenced research activities thereunder. In the fall of 2000, ADA-ES received the award of an additional DOE cooperative agreement to test mercury control technology (the "DOE Mercury Contract") totaling up to $6.8 million over the life of the contract, which amount includes industry cost-share, and commenced research activities thereunder. Revenues recognized in 2000 from these and one other small government contract totaled $450,000. ADA-ES retains the right to commercialize any products developed under the activities of these contracts. Assuming continued funding, ADA-ES expects to recognize revenues of approximately $1.8 million from these contracts in 2001. Although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets.

In September 2000, ADA-ES reported successful results in early testing of its newest specialty chemical, ADA-249, a product that can potentially save large utility companies several million dollars per year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. This patent-pending product is designed to help utilities improve combustion of cheaper Western coals from the Powder River Basin ("PRB") in cyclone boilers that were designed to burn Eastern bituminous coals. In early 2001 ADA-ES announced that it had received an order to install an ADA-249 system at a second cyclone-fired power plant. The system is expected to help this customer increase combustion efficiency, improve ash byproduct sales, and prevent unplanned shutdowns. Installation is scheduled for March of 2001.

Earth Sciences Extraction Company's ("ESEC"), a wholly owned Canadian limited partnership of ESI, solvent extraction facility in Calgary, Alberta remained idle during 2000. In the third quarter of 2000, Registrant recorded a non-cash write down totaling $2.9 million in the carrying value of the facility. The write down was made in recognition of the fact that certain past costs are not expected to be recovered out of future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable. In December ESEC signed an agreement with the Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to previous operations at the Calgary facility. ESI recognized an extraordinary gain of $248,000 in December as a result of the settlement agreement.

ESEC continues to seek an industry partner to restart the plant. During 2000, ESEC signed a letter of intent with another Canadian company to use the facility to produce calcium phosphate feed products. Progress under that letter of intent has been slow as the other company has encountered delays in raising the capital estimated to be necessary for the project. There can be no assurances that Registrant will be able to restart operations at the facility in the near term.

ESI did not plan nor did it conduct any significant mineral exploration or development activities in 2000. Through ESI's Venezuelan company, Recursos Minerales VENESI C.A. ("VENESI"), ESI maintained filings it had made in previous years. However, late in 2000, ESI elected to cease further activities in Venezuela and is taking steps to divest its assets there. In the fourth quarter of 2000, ESI recognized a loss on the write-down of those assets amounting to $51,000. ESI has no current plans for any significant mineral exploration or development activities in 2001.


(b) Business of Issuer.
Registrant is an environmental technology and specialty chemicals company. Registrant owns a 100% interest in ADA-ES which provides air pollution control technologies, chemicals and services; a currently idled processing facility in Calgary, Alberta, Canada which produced purified phosphate products from June 1997 through August 1999; alunite properties which contain alumina, sulfur and potash; and other mineral properties and prospects.

Registrant, through its 100% ownership of VENESI, 83% ownership in Minera Antabari C.A. and its 67% ownership in Recursos Minerales ESIGEO C.A. holds prospects for diamond and gold resources in Venezuela which are in the process of being divested.

                         ADA-ES Environmental Solutions
In 1997, ESI acquired a majority equity position in ADA-ES through a combination of stock and cash. The acquisition agreement, signed April 30, 1997 provided for
(i) an immediate cash payment of $400,000 for a 4.8% equity interest, (ii) a combination of $500,000 in cash and $1.6 million in notes for the acquisition of an additional 46.2% interest, and (iii) an option to acquire the remaining equity interests (49%). In May 1998, ESI exercised such option, acquiring a 100% interest by issuance of 1,716,000 shares of stock.

ADA-ES' Technology and Services
Flue Gas Conditioning (FGC)
ADA-ES has developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. ADA-ES, through various suppliers and contractors, may manufacture engineered units for each individual application. The units mix, pump and monitor the feed of a proprietary chemical blend. The chemical blend is applied to the flue gas stream by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein primarily by decreasing particle resistivity. This alteration allows the existing electrostatic precipitator ("ESP") to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA-ES' technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. The non-utility markets are not being aggressively pursued since the profit margin potential for each customer is considered to be less since chemical usage is lower.

ADA-249
In 2000, ADA-ES introduced a new specialty chemical, ADA-249, a product designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. Cyclone furnaces were designed as an efficient, compact way to burn high-ash, high-sulfur coals to produce steam for power generation. The coals for which these units were designed produce a thick molten slag layer on the walls of each cyclone barrel. The slag coating catches the incoming coal and holds it until combustion is completed. When switching to Powder River Basin ("PRB") coal, however, the slag layer is too thin and watery to capture the coal, so the coal must burn in flight. Even though PRB coal burns faster than bituminous coal, there is just not enough time for combustion to be completed within the main furnace firebox. The result is usually unacceptable amounts of unburned carbon in the flyash as well as increased ash deposition, increased air emissions, and unit heat rate.

Another problem with PRB coal slag in a cyclone furnace is that it solidifies (freezes) abruptly during low-load operation when the cyclone temperature drops. Since these boilers rely on keeping the slag molten all the way to the slag tap (a drain on the furnace floor) in order to operate, the freezing problem can cause unplanned shutdowns and lost revenues. In order to keep the PRB coal slag molten, these units must be operated at high loads even during periods of low demand, which adversely effects power revenues. Finally, bottom ash is a more valuable commodity for sale to ash brokers than flyash. Many cyclone boilers that have converted to PRB coal have lost significant revenues from ash sales compared to the old days of burning high-ash coals.

ADA-249 is a patent-pending product designed to modify slag viscosity. It is a blend of iron oxides, mineralizers, and flow enhancers that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. ADA-249 is conveyed pneumatically from railcars to a storage silo or day tank. From there, it is fed pneumatically to each cyclone combustor coal line downstream of the coal feeders. This results in more coal burning in the cyclone, less carbon in the flyash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. ADA-ES designs and sells the delivery system and the continuing supply of chemical.

The first test of ADA-249 was successfully accomplished at Kansas City Board of Public Utilities, Quindaro #1, a 75 MW unit in Kansas. Since August 2000, Unit #1 hast experienced operating problems not related to ADA-249 and is scheduled to restart using ADA-249 in February 2001. In early 2001 ADA-ES announced that it had received an order to install an ADA-249 system at a second cyclone-fired power plant for a demonstration. The system is expected to help this customer increase combustion efficiency, improve ash byproduct sales, and prevent unplanned shutdowns. Installation is scheduled for March of 2001.

Government Contracts
DOE FGC Contract
In September 1999, ADA-ES was awarded a $1 million DOE contract to develop an expanded line of flue gas conditioning agents. The contract extends over a three-year period and will allow ADA-ES to accelerate research and development work it had planned for the future. If the development work is successful, ADA-ES' new FGC chemicals will be applicable to a broader range of customers with problem flue gases. Although the award was made in September 1999, the contract was not signed until January 2000. Work commenced under the grant at that time.

The first year of this project was focused on developing laboratory methods for evaluating trial formulations of new FGC chemicals, preparing and evaluating trial quantities of those chemicals, and beginning full-scale field trials of the most promising formulations. A test method and the hardware for evaluating trial formulations' effect on ash cohesion properties was successfully developed based upon the Southern Research Institute electrostatic tensiometer, a device that measures tensile strength. The test system was used to obtain consistent and repeatable evaluations of over thirty different trial formulations of chemically treated fly ash. Three of the best performing new FGC chemicals were tested at full scale at an Iowa power plant, and one showed improved performance when compared to the product currently being used at the plant. Refinements will be made to the new FGC chemicals during 2001 and field trials will continue at full-scale power plants. Commercial FGC products that may result from this work that will serve a new segment of power plants that operate older and smaller ESPs. Under terms of the DOE FGC Contract, ADA-ES will own the proprietary rights to any commercial products that are developed as a result of this work.

DOE Mercury Contract
ADA-ES began work on this cooperative agreement with the DOE in October, 2000 to demonstrate full-scale mercury control systems at coal-fired power plants. Power generating companies that have entered into contracts with ADA-ES to participate in the demonstrations are PG&E National Energy Group, Wisconsin Electric Power Company and Alabama Power Company. During the three-year, $6.8 million project, which amount includes industry cost share, integrated control systems are expected to be installed and tested at four power plants. ADA-ES is responsible for managing the project including engineering, testing, economic analysis, and information dissemination functions. During 2000, ADA-ES began designing and specifying system components and initiated contract discussions with key vendors and suppliers to the project. ADA-ES will conduct two demonstration tests during 2001, with two more scheduled for 2002. On December 14, 2000 the Environmental Protection Agency (the "EPA") announced that it will be developing regulations for reducing emissions of mercury from coal-fired power plants. Proposed regulations are expected to be released by December, 2003 and the rules are scheduled to be finalized by December, 2004. It is expected that EPA will include the findings from the DOE Mercury Contract in its analysis for establishing a mercury control regulation. DOE estimates that the cost to control these emissions will be $2-$5 billion annually. ADA-ES is positioning itself to be a key supplier of services to the market expected to be established in response to the EPA regulations. The markets that will be affected by new regulations are the same ones that ADA-ES currently operates within. In addition, the systems and products that are required for mercury controls, as currently envisioned, fit well with the existing products and capabilities of ADA-ES.

Other Consulting Services
ADA-ES also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in both sulfur dioxide and nitrogen dioxide. ADA-ES is also developing and testing new chemical blends expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals.

Market for ADA-ES FGC Products and Services
The primary drivers for ADA-ES services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide and nitrogen dioxide, and toxic particles. In addition to environmental regulations, this industry is also impacted by the deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs onto customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. ADA-ES has entered this market with its proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been in use.

ADA-ES' current FGC chemicals are applicable to an estimated 60 coal burning plants with higher temperature ESPs. Over the next 5 years, ADA-ES projects that it will sell to approximately 50% of that market. ADA-249 is applicable to approximate 50 cyclone furnaces in the US, and ADA-ES projects that it will sell to around 60% of that market. These projections are based upon current prices and technologies, which are in a constant state of flux. There can be no assurances that these projections will be met.

ADA-ES Competition
ADA-ES' primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1million. A typical ADA-ES system can cost between $300,000-600,000. The competitive advantages of ADA-ES' FGC technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The market for ADA-249 is just starting to emerge and no significant competition yet exists.

ADA-ES Patents
ADA-ES has received four patents related to different aspects of its technology. ADA-ES continues to improve its products, and patents for four additional products have been submitted. Although important to protect its continuing business, ADA-ES does not consider any of such patents to be critical to the ongoing conduct of its business. (See also the discussion below under the heading Patents, Licenses and Franchises.)

Supply of Chemical for ADA-ES Customers
ADA-ES negotiates blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. Such arrangements have been in place since the spring of 1999.

                       Calgary Solvent Extraction Facility
ESEC's solvent extraction facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feedstock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility routinely produced technical grade phosphoric acid through August 1999 when operations were suspended for lack of sufficient working capital. In order for purified phosphate production to re-start and yield potential cash flow and profits, additional capital is required to increase the level of production and inventories, and to expand production capabilities. ESEC is seeking an industry partner to strengthen its market position and provide approximately $5million in capital to fund the estimated needs for purified phosphate production, or a yet to be determined amount to fund some other activity at the plant.

In 2000 ESI and Fireside Minerals Ltd. ("FSM"), a private Canadian corporation, signed a Letter of Intent ("LOI") to pursue the production of phosphate derivatives at the facility. FSM is a privately held mining company involved in the development, production and marketing of high-quality industrial minerals throughout North America. FSM has operations in Alberta, British Columbia, the Yukon and Nevada. FSM is seeking financing of approximately $5 million (Can) for the project, intended to initially produce 20,000 tons of calcium phosphate material for feed markets in Western Canada and the United States. FSM thoroughly investigated the practicality of utilizing the facility and determined that the site is a good fit for the planned operations based on its location, history of processing and rail access. The LOI outlines the obligations of the parties during the preliminary stages of investigation. FSM has encountered delays in raising the necessary start up capital. If and when FSM secures the required financing, formal documents for the long-term use of the facility will be completed.

In the third quarter of 2000, ESEC recorded a non-cash write down totaling $2.9 million in the carrying value of the facility. The write down was made in recognition of the fact that certain past costs are not expected to be recovered out of future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable. In December 2000 ESEC signed an agreement with the Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to the previous operations at the facility. The agreement requires payments totaling $100,000 before the end of the first quarter of 2001, $50,000 of which was made before year-end, and the issuance to HSBC of 250,000 shares of restricted stock. The stock cannot be traded by HSBC under Rule 144 for a one-year period. ESI retains an option to buy back the shares at $1.00 per share. ESI recognized an extraordinary gain of $248,000 in December as a result of the settlement agreement.

ESEC is in contact with numerous parties who have expressed varying levels of interest about production activities at the plant. Except for the LOI with FSM, none of those contacts have yet led to any formal arrangement for use of the facility. There can be no assurances that the Calgary facility will be placed into production in the near future.


                  Mineral Properties and Other Business Matters
During 2000 Registrant did not plan nor did it conduct any significant exploration or development activities, but maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by

Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below). No significant exploration or development activities are planned in 2001.

Raw Materials.
If and when production of purified phosphate products commences at the Calgary facility adequate supplies of feedstock will be required. Such supplies are currently available in the required quantities and at reasonable prices. There can be no assurance that such availability will continue in the future. ADA-ES purchases equipment from a variety of vendors for the engineered units it manufactures. Such equipment is available from numerous sources. ADA-ES purchases it proprietary chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and several such chemical suppliers can perform to ADA-ES' requirements.

Patents, Licenses and Franchises.
(See also the discussion above under the heading "ADA-ES Patents.") Registrant holds no patents, licenses, franchises or land contract that it considers material in light of its other assets.

ENVIRONMENTAL CONTROLS ARE INCREASING AND COSTLY.
Insofar as ESI may engage in any significant mineral exploration and development activities, compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in any future activities. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 2001 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of our business. ESI has no significant activities planned on its mineral properties or prospects in 2001.

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

Seasonality of Activities.
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. ADA-ES' FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from ADA-ES are correspondingly reduced.

Dependence on Major Customers.
In 2000 ADA-ES supplied chemical and services to 5 FGC customers. It recognized 25% of its revenue from MidAmerican Energy Co. in Iowa, 21% from Alliant Power in Wisconsin, 18% from Cleco Utility Group, Inc. in Louisiana and 18% from Nebraska Public Power District. ADA-ES' own sales staff markets its technology through trade shows, mailings and direct contact with potential customers. (See also Note 11 to the Consolidated Financial Statement submitted in response to
Item 7 below.) Registrant's other activities are not dependent upon one or a few major customers.

Research and Development Activities.
Registrant spent approximately $5,000 on research and development activities related to the Calgary extraction facility during 1999. ADA-ES spent approximately $107,000 and $37,000 on research and development activities related to further development of its technology during 2000 and 1999, respectively.

Employees.
As of December 31, 2000 Registrant employed a total of 17 full-time personnel. Included in this number is one full-time employee at the Calgary facility, 13 people employed by ADA-ES at its offices in Littleton, Colorado and 3 others at locations in Alabama and New Hampshire. In addition, other personnel were employed on a contract basis for specific project tasks.

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

Mineral Prospects
(a) Vanadium/Phosphate Properties.
Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, Federal leases and leases with private parties. The properties are located near Paris and Bloomington, Idaho and cover approximately 2,100 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

Metallurgical test work on the vanadium bed has resulted in a patent being issued to Registrant regarding the extraction techniques that were developed as a result of such work. Registrant is investigating plans for development of the property, however there can be no assurance that marketing and financing arrangements can be obtained.

(b) Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode-mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres and holds 13 unpatented mining claims in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization, which has not yet been fully delineated. All necessary payments were made to hold the unpatented claims in 2000.

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

          (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 2000. Mineralization on the 680 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties
(d) Calgary Solvent Extraction Facility.
Registrant owns a hydrometallurgical solvent extraction facility that produced purified phosphate products. The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12-acre site leased from the adjacent landowner.

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

              Price Ranges (high and low closing bid prices)
                                  1999                       2000
                                  ----                       ----
1st Quarter               $ 1.16   -    .63          $   .41  -   .21
2nd Quarter                  .63   -    .41              .29  -   .14
3rd Quarter                  .56   -    .22              .28  -   .11
4th Quarter                  .38   -    .15              .43  -   .21

The price ranges shown are based on NASDAQ or OTCBB quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one-cent par value, of Registrant as of March 9, 2001 was approximately 1,900; the approximate number of beneficial shareholders is estimated at 9,900.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The terms of the $1,000,000 debenture with Tectonic Construction Co. prohibit the payment of dividends without obtaining a written waiver.

(d) Recent Sales of Unregistered Securities.
In December 2000 ESEC signed an agreement with the Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to the previous operations in Canada. The agreement requires payments totaling $100,000 before the end of the first quarter of 2001, $50,000 of which was made before year-end. Pursuant to the agreement, ESI also issued to HSBC 250,000 shares of restricted stock in reliance upon the exemption provided by section 4(2) of the Securities Act of 1933. The stock cannot be traded by HSBC under Rule 144 for a one-year period. ESI retained an option to buy back the shares at $1.00 per share.

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

                         Liquidity and Capital Resources
Registrant had a working capital deficit of $18,000 at 12/31/00. This deficit has decreased during the year from a deficit of $631,000 at 12/31/99. Management expects to further reduce the deficit and achieve positive working capital through continued and improved cash flow at ADA-ES. Management is currently seeking an industry partner for funding of activities at Calgary to a level expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $1.8 million in revenues in 2001. Currently funding has been approved for approximately $1.5 million of that amount.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2001 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital.

In effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Based on current estimates, the Calgary facility may require as much as U.S. $5,000,000 to re-start production and finalize modification for the production of food grade phosphoric acid. Registrant is seeking to finance those requirements from arrangements with industry partners. The timing of a re-start of production and modification is uncertain and is not expected until an arrangement can be reached with a third party. Discussions have been initiated with several interested parties, but all such discussions remain at preliminary stages at this time. Alternative uses of the facility are also being sought, but discussions to date have not yet yielded substantial results.

In December 2000 ESEC signed an agreement with Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to the previous operations at the facility. Under the agreement a payment of $50,000 was made before year-end, and an additional payment of $50,000 is due before the end of the first quarter of 2001. ESI also issued HSBC 250,000 shares of restricted stock. The stock cannot be traded by HSBC under Rule 144 for a one-year period. As a result of the transaction working capital improved by $305,000.

Cash flow provided from operations totaled $206,000 for 2000 compared to a use of $1,337,000 for 1999. The provision in 2000 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization and the write down of assets. Cash flow from investing activities for 2000 includes a use for capital expenditures of $213,000 and proceeds from the sale of land of $149,000. Cash flow from financing activities in 2000 consisted of proceeds from the exercise of stock options of $44,000 and payments on notes payable of $136,000. Cash flow used in operations in 1999 resulted primarily from the operating losses less non-cash charges for depreciation and amortization, write down of mineral properties, the cumulative change in accounting principle and interest. Cash flow from investing activities for 1999 includes a use for capital expenditures of $161,000 and proceeds from the sale of land of $141,000. Cash flow from financing activities in 1999 consisted of proceeds from the issuance of common stock of $1,252,000, payments on notes payable of $527,000 and proceeds from a bank line-of-credit and notes payable, net of $653,000.

                              Results of Operations
Revenues from sales totaled $4,251,000 in 2000 versus $4,760,000 in 1999. In 2000, all revenues were generated by ADA-ES. Revenues for the year from ADA-ES increased from $3,050,000 in 1999 due to increasing chemical sales to a greater number of units operating in 2000 and work on government contracts. Two ADA-ES units which were installed in 1999 under rental and lease arrangements, elected permanent systems to be installed in 2000. Phosphate sales from Calgary decreased to zero from $1,702,000 in 1999 resulting from the suspension of production activities at the end of August 1999.

Operating expenses decreased significantly in 2000 as a result of the suspension of production at ESEC. The decrease related to the suspension of Calgary phosphate production ($2,284,000 of the decrease) net of an increase in ADA-ES ($215,000 increase). The Company experienced negative gross margins at its Calgary operations in 1999 primarily due to the start up nature of the phosphate production and operating at a level lower than necessary to cover the fixed expenses of the facility. Although such margins improved in the second half of 1999 with realization of anticipated increased sales and lower raw material costs, working capital was not sufficient to sustain the level of production and sales needed to generate positive cash flow. ADA-ES experienced positive gross margins in 2000 and 1999, but these were less than expected from routine operations and resulted from ADA-ES activities to establish further market acceptance and its market share for its technology. The Company's continued future success will be partially dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Consolidated research and development increased in 2000 to $107,000 from $42,000 in 1999. Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $412,000 in 2000 primarily as a result of the suspension of Calgary production.

In the third quarter of 2000, Registrant recorded a non-cash write down totaling $2,873,000 in the carrying value of the facility. The write down was made in recognition of the fact that certain past costs are not expected to be recovered out of future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable

Registrant's interest expense totaled approximately $245,000 for 2000 and $615,000 for 1999. Interest expense includes approximately $49,000 and $53,000 in 2000 and 1999, respectively, from the consolidation of ESEC results. Included in interest expense for 1999 is $284,000 of non-cash charges related to additional stock issued to certain 1999 private placement purchasers for delays in the effectiveness of a registration statement covering their shares.

In January and February 1999, Registrant sold a total of 1,260,000 shares of common stock and received net proceeds of $1,137,000. The shares were sold at closing bid prices, which ranged from $.55 to $.91 per share. As an inducement to the sale, Registrant agreed to issue a limited number of additional shares to the purchasing shareholders in the event that the average bid price on the five trading days prior to the sale of the original shares is less than 125% of their purchase price. Options were issued during 1999, exercisable only to the extent of Registrant's obligation to issue such additional shares. A charge of $309,000 against net income in 1999 is shown in the accompanying financial statements for the obligation to issue such additional shares.

In December ESEC signed an agreement with HSBC to settle approximately $400,000 of debt in default related to previous operations at the Calgary facility. ESI recognized an extraordinary gain of $248,000 in December as a result of the settlement agreement. Included in other costs and expenses for the first quarter of 1999 was a one-time, non-cash charge of $1,223,000 representing the write down of the carrying value of the Company's mineral properties. The charge is the result of a change in accounting principle from the capitalization of deferred exploration and development cost to expensing such costs as they are incurred.

Other non-operating income in 2000 and 1999 includes gains of $76,000 and $62,000, respectively recognized upon the sale of different portions of the same depleted mineral property.

In 1999, Registrant adopted the American Institute of Certified Public Accountants Statement of Position No.98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"). SOP 98-5 requires that all start-up costs be expensed as incurred and all start-up costs previously recorded be accounted for as a cumulative effect of a change in accounting principle. Registrant had previously capitalized certain costs in the 1980's associated with the original start-up of the solvent extraction facility in Canada. Based on SOP 98-5, in 1999 Registrant expensed these costs, totaling approximately $2,603,000, net of depreciation charges recognized in prior years, as a cumulative effect of a change in accounting principle.

Item 7.  Financial Statements.
Index to Financial Statements
Independent Auditor's Report
Financial Statements:
          Earth Sciences, Inc. and Subsidiaries
          Consolidated Balance Sheet, December 31, 2000
          Consolidated Statements of Operations, For the Years Ended December 31, 2000 and 1999
          Consolidated Statement of Stockholders' Equity, For the Period from January 1, 1999 to December 31, 2000
          Consolidated Statements of Cash Flows, For the Years Ended December 31, 2000 and
          1999 Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.



                   (Balance of this page intentionally blank.)



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act.

                                                                                  Term          First Became
                                                                                  ----          ------------
           Name             Age           Position and Offices                   Expires           Director
           ----             ---    ---------------------------                   -------           --------
Ramon E. Bisque              69    Chairman of the Board of Directors         Annual Meeting         1963
                                                                                Date, 2001
Duane N. Bloom               67    Director and Secretary                           "                1963

Michael D. Durham            51    Director, President of ADA-ES,
                                   Member of the Audit Committee                    "                1997

Ronald B. Johnson            69    Director, Member of the Audit                    "                1999
                                   Committee

Robert H. Lowdermilk         64    Director, Member of the Audit                    "                1990
                                   Committee

Mark H. McKinnies            49    Director, President and Treasurer of             "                1983
                                   ESI, Chief Financial Officer of
                                   ADA-ES

Rollie J. Peterson           53    Director, Member of the Audit Committee          "                2000

     The appointment of Michael D. Durham to the Board of Directors of Registrant (the "Board") in 1997 was made pursuant to the ADA-ES Purchase
Agreement whereby Registrant agreed to make available one seat on the Board between April 30, 1997 and November 1, 1998, and so long thereafter as the recipients of shares of Registrant in that transaction continue, in the aggregate, to hold no less than 1,000,000 shares. Management shareholders of Registrant entered into voting agreements, agreeing to vote their shares of stock in favor of the designated individual. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.
     Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom were first elected to the Board of Directors of Earth Sciences, Inc.`s predecessor company as of February 14, 1963. Drs. Bisque and Bloom were first elected to serve in their present offices on March 22, 1974. Mr. McKinnies was elected Controller on January 25, 1980,
Secretary on January 23, 1981 and as a Director and President on February 23,
1983.
     Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden,
Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors and a full or part time employee of Registrant since 1974.
     Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom was employed full time by Registrant since that time through 1999.
     Dr. Durham was a co-founder in 1982 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the Federal government and others for development of emission technologies. Dr. Durham is president of ADA-Environmental Solutions LLC, a majority-owned subsidiary of Registrant. Dr.
Durham was appointed to the Board on April 30, 1997.

                                       14


     Mr. Johnson was appointed to the Board in May 1999. He has been the Chairman of Twin Kem International, Inc., a distributor of agricultural and industrial chemicals, since 1984.
     Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.
     Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI in 1978. Mr. McKinnies was elected President of Registrant in February 1983.
     Mr. Peterson is a self-employed businessman and president and co-owner of Cobblestone Development Co., a commercial land development company in Minnesota that he help found in 1987.
     No family relationship exists between any individuals named in this Item 9.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 10.  Executive Compensation.

                                                             Summary Compensation Table
                                            Annual Compensation                       Long Term Compensation
                                            -------------------                       ----------------------
                                                                                               Awards
Name of Individual and                                                                         ------
Principal Position                          Year        Salary (1)     Other (2)   Securities Underlying Options (#)
--------------------------------------------------------------------------------------------------------------------
Michael D. Durham                           2000       $132,021        $ 31,734                145,484
President of ADA-ES and Director            1999       $120,973        $ 14,727                   --
                                            1998       $112,516        $ 14,537                 30,000

Mark H. McKinnies                           2000       $122,934        $ 31,734                140,792
Director, President and Treasurer           1999       $107,263        $ 15,151                   --
CFO of ADA-ES                               1998       $126,619        $ 18,900                 25,000

John F. Wurster                             2000       $338,185        $ 31,747                400,000
ADA-ES Vice President of Sales              1999       $262,368        $ 14,727                   --
and Marketing                               1998       $194,780        $ 15,266                 25,000

(1) Salary amounts for Mr. McKinnies in 1999 include compensation paid in stock averaging 34% of the amount shown. The salary amount for Mr. Wurster in 2000 includes $22,009 paid to Orion Issues Management, Inc. on his behalf.

(2) Amounts represent pension and 401(k) deferrals and matching payments made to a qualified plan by Registrant for the benefit of the named individual. In 1999 and 2000 such amounts include stock issued by Registrant for a portion of such payments averaging 58% of the amounts shown.

                                       15



                                   Options/SAR Grants in Last Fiscal Year

                                                     Individual Grants
                           Number of Securities     % of Total Options
                           Underlying Options      Granted to Employees   Exercise or Base      Expiration
Name                       Granted (#)                in Fiscal Year        Price ($/Sh)           Date
-----------------------------------------------------------------------------------------------------------
Michael D. Durham             145,484                       9.6%               $  .25            12/7/05
Mark H. McKinnies             140,792                       9.3%               $  .25            12/7/05
John F. Wurster               400,000                      26.3%               $  .25            12/7/05

Only the options shown for Mr. Wurster were exerciseable as of December 31, 2000.

          Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                    Number of Securities Underlying    Value of Unexercised
Name                                Unexercised Options at FY-End (#)    Options at FY-End
--------------------------------------------------------------------------------------------
Michael D. Durham - exercisable                 30,000                         $     0
    - not exercisable                          145,484                         $   7,274
Mark H. McKinnies- exercisable                  25,000                         $     0
    - not exercisable                          140,792                         $   7,040
John F. Wurster                                425,000                         $  20,000

No options were exercised during the year by any of the individuals shown. All the options shown were exercisable by Mr. Wurster as of December 31, 2000. For
80,000 of options outstanding, the exercise price was in excess of the market price as of December 31, 2000.

Compensation of Directors
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 9, 2001, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. With the exception of Mr. Lowdermilk, each of the individuals named below has sole voting and investment power for the respective shares.

                                                                Amount and Nature of
      Name and Address                                          Beneficial Ownership        Percent of Class
      ---------------------------------------------------------------------------------------------------------
      Ramon E. Bisque (Chairman of the Board of Directors)           608,172 (1)                   1.9%
      9113 Fern Way
      Golden, CO

      Duane N. Bloom (Director and Secretary)                        586,682 (2)                   1.8%
      Pine Ridge Rd.
      Golden, CO

      Michael D. Durham (Director and President of ADA-ES)         1,228,965 (3)                   3.8%
      5252 Lariat Drive
      Castle Rock, CO



                                                                Amount and Nature of
      Name and Address                                          Beneficial Ownership        Percent of Class
      ---------------------------------------------------------------------------------------------------------
      Robert H. Lowdermilk (Director)                              1,716,681 (4)                  5.2%
      100 Cherry St.
      Denver, CO

      Ronald B. Johnson (Director)                                     4,839                        *
      4220 S. Allison St.
      Littleton, CO

      Mark H. McKinnies (Director, President of ESI, CFO of ADA-ES)  332,952 (5)                   1.0%
      10134 S. Pinedale Dr.
      Conifer, CO

      Rollie J. Peterson (Director)                                  272,250                        *
      22486 County Road 73
      Big Lake, MN

      John F. Wurster (VP of Sales and Marketing of ADA-ES)          820,798 (6)                   2.5%

      Evergreen, CO

      Directors and Officers as a Group (7 individuals)            5,516,339 (7)                  16.3%
* Less than 1%.
Notes:

(1) Included in the amount shown are 25,000 shares to which Dr. Bisque has the right to acquire beneficial ownership through stock options, 1,000 shares registered in the name of Dr. Bisque's wife and 52,949 shares held in Dr.
     Bisque's pension fund account.
(2) Included in the amount shown are 25,000 shares to which Dr. Bloom has the right to acquire beneficial ownership through stock options, 7,725 shares registered in the name of Dr. Bloom's wife and 261,087 shares held in Dr.
     Bloom's pension fund account.
(3) Included in the amount shown are 30,000 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options and 152,399 shares held in Dr. Durham's pension fund account.
(4) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk, 200,000 held in the name of Tectonic Construction Co. ("TCC") and 1,000,000 shares which TCC has the right to acquire beneficial ownership through convertible debt. Mr.
     Lowdermilk is the president and majority shareholder of TCC.
(5) Included in the amount shown are 25,000 shares to which Mr. McKinnies has the right to acquire beneficial ownership through stock options and 116,548 shares held in Mr. McKinnies' pension fund account.
(6) Included in the amount shown are 425,000 shares to which Mr. Wurster has the right to acquire beneficial ownership through stock options and 169,168 shares held in Mr. Wurster's pension fund account.
(7) The amount shown includes 1,530,000 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

Item 12.  Certain Relationships and Related Transactions.
(a) In 2000, Registrant re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and

                                       17

clarify certain collateral. Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. Assets of ESEC and ADA-ES collateralize these amounts. The Debenture and the Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly and are due in September 2003. TCC has the right to request by written notice, at least 90 days in advance, quarterly principal payment of $100,000; none of which have been requested to date. The Debenture is convertible into no more than 1,000,000 shares of Registrant's common stock at the conversion price of $.21 per share or the then current market price, whichever is lower.

During February 1999, Registrant sold a total of 267,245 shares of its common stock to Daniel R. Bisque and R. Scott Tracey, a son and son-in-law, respectively of Ramon E. Bisque, an officer and director, and Michael J. DeBoer, a son-in-law of Mark H. McKinnies, an officer and director. The shares were sold at the then current market prices ranging from $.81 to $.91 per share and on the same terms and conditions as to unaffiliated third parties who also purchased shares at that time. Such terms for all these transactions were at least as favorable to Registrant as it could have obtained from unaffiliated third parties. As with the unaffiliated third parties to whom shares were also sold in February 1999, ESI had an obligation to issue additional shares in the event the market price at the time of sale was less than 125% of the purchase price. However, such additional shares were limited to two and one half times the number of shares originally issued. This obligation helps insure a return on the investment made by parties who purchased shares from ESI in February. In November 1999, ESI issued options to replace such obligation, with conditions of exercise essentially the same as the previous obligation. This replacement was instituted in order to facilitate the registration of the securities with the U.
S. Securities and Exchange Commission. Misters Bisque, DeBoer and Tracey each exercised their options in 2000 and received 315,818, 142,819 and 252,648 shares, respectively.

The Calgary facility's production was marketed through an agreement dated January 1, 1997 with Twin-Kem International, Inc., a Colorado corporation ("TKI") whose chairman is Ronald B. Johnson, a director of Registrant. TKI received a commission of between $2.00-$5.00 per ton of product sold. Payments to TKI amounted to $22,249 in 1999. To cover expenses incurred and as additional compensation, the Company issued 230,000 shares of common stock to TKI in 1999. TKI continues to perform limited consulting services for ESEC and ADA-ES and was paid a total of $ 8,056 in 2000 for such services.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 99.1 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibits 4.3 and 10.5 through 10.9 were filed as exhibits to Registrant's 1996 Form 10KSB, Exhibits 4.4, 4.5, and 10.11through 10.13 were filed as exhibits to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.14, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB all other such Exhibits were filed as Exhibits to Registrant's 1993 Form 10KSB).

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

4.6*           Amended and Restated 10% Convertible Debenture Due September 8,
               2003
10.2           Lease dated April 3, 1978 between Western Co-operative
               Fertilizers, Limited and ESI Resources, Ltd.
10.5           Cerro Gordo Letter Agreement dated September 1, 1996 between
               Registrant and Martin Trost Associates.
10.6           Option Agreement dated January 20, 1997 between Registrant and
               Yankee Atomic Electric Company and Vermont Yankee Nuclear Power
               Corporation.
10.7           Letter of Intent among ADA Environmental Solutions LLC, ADA-ES,
               Inc. their respective members and shareholders and Registrant.
10.8           Securities Purchase Agreement dated March 21, 1997.
10.9           Registration Rights Agreement dated March 21, 1997.
10.10          Independent Contractor Agreement dated January 1, 1997 between
               Registrant and Twin-Kem International, Inc.
10.11          Subscription and Investment Agreement dated June 12, 1997 between
               Tectonic Construction Company and Registrant.
10.12          Assignment of Net Profits Interest dated November 1, 1997 from
               Registrant, ESI Resource Limited, and Earth Sciences Extraction
               Company to Yankee Atomic Electric Company and Vermont Yankee
               Nuclear Power Corporation.
10.13          Letter Agreement dated January 9, 1998 between CODSA 14 S.A.,
               Registrant and Recursos Minerales VENESI C.A.
10.14          Letter of Intent dated January 28, 1999 between ESI Resource
               Limited, Earth Sciences Extraction Company and Chemical
               Interchange Company.
10.15          Securities Subscription Agreement dated February 1999
10.16*         Amended and Restated Promissory Note dated September 8, 2000
21.1           Subsidiaries of Registrant.
23.1*          Consent of Hein + Associates LLP
27*            Financial Data Schedule.
99.1           Financial Statements of ADA Environmental Solutions LLC, December
               31, 1996

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Earth Sciences, Inc.
--------------------
   (Registrant)


By /s/ Mark H. McKinnies                    By:  /s/  Ramon E. Bisque
   --------------------------                  --------------------------------
        Mark H. McKinnies, President                  Ramon E.  Bisque
        and Principal Financial Officer               Chairman of The Board of
                                                      Directors

Date:   March 23, 2001                                March 23, 2001
        --------------                                --------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Ramon E. Bisque                   By:  /s/  Robert H. Lowdermilk
-----------------------------                  -------------------------------
         Ramon E.  Bisque                             Robert H. Lowdermilk
         Chairman of The Board                        Director
         of Directors

March 23, 2001                                        March 23, 2001
--------------                                        --------------
     Date                                                  Date


By:  /s/  Duane N. Bloom                    By:  /s/  Michael D. Durham
----------------------------                   --------------------------------
          Duane N.  Bloom, Director                   Michael D. Durham,
                                                      Director

March 23, 2001                                        March 23, 2001
--------------                                        --------------
     Date                                                  Date


By:  /s/  Mark H. McKinnies
-----------------------------
          Mark H. McKinnies, Director

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report...............................................  F-2

Consolidated Balance Sheet - December 31, 2000.............................  F-3

Consolidated Statements of Operations - For the Years Ended
   December 31, 2000 and 1999..............................................  F-4

Consolidated Statements of Changes in Stockholders' Equity -
   For the Years Ended December 31, 2000 and 1999..........................  F-5

Consolidated Statements of Cash Flows - For the Years Ended
   December 31, 2000 and 1999..............................................  F-6

Notes to Consolidated Financial Statements.................................  F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado



We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
February 9, 2001


                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2000


                                       ASSETS
                                       ------

CURRENT ASSETS:
    Cash and cash equivalents                                            $    193,000
    Trade receivables, with allowance for doubtful accounts of $11,000        363,000
    Factored receivables                                                       95,000
    Inventories                                                               107,000
    Prepaid expenses and other                                                 96,000
                                                                         ------------
             Total current assets                                             854,000

PROPERTY, PLANT AND EQUIPMENT, at cost                                     11,793,000
    Less accumulated depreciation and amortization                         (3,786,000)
                                                                         ------------
             Net property, plant and equipment                              8,007,000

INTANGIBLE ASSETS, net of $1,174,000 in amortization                        2,475,000

OTHER ASSETS                                                                    7,000
                                                                         ------------

TOTAL ASSETS                                                             $ 11,343,000
                                                                         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
    Notes payables:
         Receivables sold with recourse                                  $     95,000
         Related parties                                                      200,000
         Others                                                                64,000
    Accounts payable                                                          195,000
    Accrued expenses                                                          190,000
    Current portion-capital lease obligations                                  81,000
    Other current liabilities                                                  47,000
                                                                         ------------
             Total current liabilities                                        872,000

LONG-TERM LIABILITIES:
    Capital lease obligations                                                  35,000
    Notes to related parties, net of current portion                        1,050,000
    Note payable to a vendor, net of current portion                          195,000
    Contingent net profits royalty on Calgary plant                         4,850,000
    Other liabilities                                                         627,000
                                                                         ------------
                                                                            6,757,000

COMMITMENTS AND CONTINGENCIES (Notes 4, and 8)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         32,179,306 shares issued                                             322,000
    Additional paid-in capital                                             28,367,000
    Accumulated deficit                                                   (23,138,000)
    Foreign currency translation adjustment                                (1,837,000)
                                                                         ------------
             Total stockholders' equity                                     3,714,000
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 11,343,000
                                                                         ============


       See accompanying notes to these consolidated financial statements.

                                      F-3

                                    EARTH SCIENCES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 ------------    ------------
NET REVENUES                                                                     $  4,251,000    $  4,760,000

COST AND EXPENSES:
    Operating                                                                       1,734,000       4,093,000
    General and administrative                                                      2,040,000       2,452,000
    Research and development                                                          107,000          42,000
    Depreciation and amortization                                                   1,008,000         724,000
    Impairment of Calgary facility                                                  2,873,000            --
                                                                                 ------------    ------------
             Total expenses                                                         7,762,000       7,311,000
                                                                                 ------------    ------------

OPERATING LOSS                                                                     (3,511,000)     (2,551,000)

OTHER INCOME (EXPENSE):
    Mineral exploration cost capitalized in prior years                                  --        (1,223,000)
    Interest expense                                                                 (245,000)       (615,000)
    Other, net                                                                        107,000         147,000
                                                                                 ------------    ------------
             Total other income (expense)                                            (138,000)     (1,691,000)

LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                   (3,649,000)     (4,242,000)

EXTRAORDINARY GAIN ON DEBT SETTLEMENT, net of income
  taxes of zero                                                                       248,000            --
                                                                                 ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                                        (3,401,000)     (4,242,000)

    Cumulative effect of a change in accounting principle                                --        (2,603,000)
                                                                                 ------------    ------------

NET LOSS                                                                           (3,401,000)     (6,845,000)
                                                                                 ------------    ------------

    Imputed dividend attributable to rights applicable to certain shareholders           --          (309,000)
                                                                                 ------------    ------------

NET LOSS APPLICABLE TO OTHER SHAREHOLDERS                                        $ (3,401,000)   $ (7,154,000)
                                                                                 ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         29,889,412      24,044,000
                                                                                 ============    ============

NET LOSS PER A SHARE APPLICABLE TO OTHER SHAREHOLDERS
(Basic and Diluted):
    Before extraordinary items and cumulative effect of a change in                      (.12)           (.19)
    accounting principle
    Extraordinary Gain                                                                    .01            --
    Cumulative effect of a change in accounting principle                                --              (.11)
                                                                                 ------------    ------------

NET LOSS PER SHARE APPLICABLE TO OTHER SHAREHOLDERS
(Basic and Diluted)                                                                      (.11)           (.30)
                                                                                 ============    ============


                     See accompanying notes to these consolidated financial statements.

                                                    F-4

                            EARTH SCIENCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                          COMMON STOCK            ADDITIONAL
                                                  ---------------------------      PAID-IN
                                                     SHARES         AMOUNT         CAPITAL
                                                  ------------   ------------   ------------
BALANCES, January 1, 1999                           22,194,000   $    222,000   $ 25,994,000

    Stock issued for cash, net of issuance cost      1,605,000         16,000      1,236,000
    Shares issued for penalties                        808,000          9,000        338,000
    Debt converted to common stock                      41,000           --           22,000
    Shares issued to employees and consultants
         for services                                1,912,000         19,000        514,000

    Net loss                                              --             --             --
                                                  ------------   ------------   ------------

BALANCES, December 31, 1999                         26,560,000        266,000     28,104,000

    Stock options exercised                          4,389,000         44,000           --
    Stock issued in conjunction with debt
         forgiveness                                   250,000          2,000         55,000
    Related party debt converted to stock              100,000          1,000         32,000
    Stock issued to employees for services             880,000          9,000        176,000
    Net loss                                              --             --             --
                                                  ------------   ------------   ------------

BALANCES, December 31, 2000                         32,179,000   $    322,000   $ 28,367,000
                                                  ============   ============   ============




Table continues below
                                                                   CUMULATIVE
                                                   ACCUMULATED    TRANSLATION
                                                     DEFICIT      ADJUSTMENTS         TOTAL
                                                  ------------    ------------    ------------

BALANCES, January 1, 1999                         $(12,892,000)   $ (1,837,000)   $ 11,487,000

    Stock issued for cash, net of issuance cost           --              --         1,252,000
    Shares issued for penalties                           --              --           347,000
    Debt converted to common stock                        --              --            22,000
    Shares issued to employees and consultants
         for services                                     --              --           533,000

    Net loss                                        (6,845,000)           --        (6,845,000)
                                                  ------------    ------------    ------------

BALANCES, December 31, 1999                        (19,737,000)     (1,837,000)      6,796,000

    Stock options exercised                               --              --            44,000
    Stock issued in conjunction with debt
         forgiveness                                      --              --            57,000
    Related party debt converted to stock                 --              --            33,000
    Stock issued to employees for services                --              --           185,000
    Net loss                                        (3,401,000)           --        (3,401,000)
                                                  ------------    ------------    ------------

BALANCES, December 31, 2000                       $(23,138,000)   $ (1,837,000)   $  3,714,000
                                                  ============    ============    ============


             See accompanying notes to these consolidated financial statements.

                                             F-5


                             EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                       2000            1999
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(3,401,000)   $(6,845,000)
    Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
             Depletion, depreciation and amortization                 1,008,000        724,000
             Impairment of Calgary facility                           2,873,000           --
             Mineral exploration costs capitalized in prior years          --        1,223,000
             Cumulative effect of change in accounting principle           --        2,603,000
             Gain on extinguishment of debt                            (248,000)          --
             Gain on sale of land                                       (69,000)       (61,000)
             Expenses and penalties paid with stock and options         185,000        880,000
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                        (3,000)       189,000
                      Inventories                                       (18,000)       319,000
                      Other assets                                       30,000         38,000
                 Increase (decrease) in:
                      Accounts payable                                 (383,000)      (357,000)
                      Billings in excess of costs and profits on
                          uncompleted contracts                            --         (170,000)
                      Accrued expenses                                  248,000        (41,000)
                      Other liabilities                                 (16,000)       161,000
                                                                    -----------    -----------
         Net cash provided by (used in) operating activities            206,000     (1,337,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of land                                          149,000        141,000
    Capital expenditures                                               (213,000)      (161,000)
                                                                    -----------    -----------
         Net cash used in investing activities                          (64,000)       (20,000)



              See accompanying notes to these consolidated financial statements.



                          EARTH SCIENCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (continued)

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  2000            1999
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt                  (136,000)      (527,000)
    Proceeds from debentures and notes payable, net                   --          653,000
    Proceeds from issuance of common stock                            --        1,252,000
    Proceeds for exercise of stock options                          44,000           --
                                                               -----------    -----------
         Net cash provided by (used in) financing activities       (92,000)     1,378,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    50,000         21,000

CASH AND CASH EQUIVALENTS, beginning of year                       143,000        122,000
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $   193,000    $   143,000
                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                 $   269,000    $   214,000
                                                               ===========    ===========

    Conversion of notes payable and debentures                 $    33,000    $    22,000
                                                               ===========    ===========

    Stock and options issued for services                      $   185,000    $   880,000
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

                                        F-7

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiaries, ESI Resources Limited (ESIR), ADA Environment Solutions LLC
     (ADA), Recursos Minerales Venesi C.A. (Venesi), and ESI Chemicals, Inc.
     (ESIC), and its majority-owned subsidiaries, Minera Antabari C.A., and Recurso Minerales Esigeo, C.A. ADA has been consolidated with ESI and its subsidiaries since its acquisition, effective May 1, 1997. ESIC has been a dormant subsidiary since 1983. ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

     The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company sales occur principally throughout the United States. While the Company had improved financial results in the year 2000, and made improvements to reduce its working capital deficit, continued improvements are required to improve liquidity. The Company anticipants that the Department of Energy contracts (Note 3), improved results at ADA, and efforts to implement an alternative use at the Calgary facility will further improve financial results and liquidity. Unsatisfactory operations of any of the units or the inability to find an alternative use of its Calgary facility on reasonable terms could frustrate the Company's attempt to become profitable.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies and raw materials.

     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts excluding government contracts. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. Except for the government contracts discussed in Note 3 below, the Company had no material long-term contracts in progress at December 31, 2000.

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Intangible Assets - Intangible assets principally consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired (Goodwill) and amounts allocated to patents. Goodwill is being amortized over a 10-year period and acquired patents over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life.

     Deferred Exploration and Development Costs - Prior to 1999, the Company capitalized all direct costs, including labor, related to the exploration of mineral properties, which, in the opinion of management, had a continuing value. In 1999, the Company changed its method of accounting to expensing such costs as incurred. The change in the method of accounting has resulted in a one-time, non-cash write-off in 1999 of $1,223,000 of exploration costs, which had been incurred and capitalized since the 1970's. The Company did not have any significant exploration cost in 2000 or 1999. The Company believes expensing such costs has become the preferred method of accounting.

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. In the third quarter of 2000, an evaluation of the solvent extraction facility was performed. The estimated future undiscounted cash flows associated with the asset were compared to the asset's net carrying amount to determine if a write-down to market value or discounted cash flow value was required. The results of the test indicated that an impairment was required. The Company recorded a $2,873,000 impairment of the facility to reduce its carrying value to the estimated fair value. The test utilized significant assumptions, including successfully obtaining financing arrangements, and it is at least reasonably possible that these assumptions could change in the near term, which could result in an additional impairments.

     Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date.

     Foreign Currency Translation - Through September 30, 1997, the accounts of ESEC were maintained in Canadian dollars, its functional currency at that time. Assets and liabilities were translated into U.S. dollars at the current exchange rate, and earnings or losses were translated at the average exchange rate for the year; resulting translation adjustments were recorded as a separate component of stockholders' equity.

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Loss Per Share - The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 2000 and 1999. Accordingly, basic and diluted EPS are the same for each year. In 1999, the Company accrued an imputed dividend on the resell rights attributable to certain shareholders when determining the net loss applicable to other shareholders (see Note 7).

     Stock-Based Compensation - The Company records expense for stock options granted to employees by using APB25, which requires expense to be recognized only to the extent the exercise price of the stock-based compensation is below the market price. Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method. Because the Company has elected not to adopt the fair value accounting described in SFAS No. 123 for employees, it is subject only to the disclosure requirements described in SFAS No. 123.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the impairment of and then remaining realizability of its extraction facility, mineral properties and intangibles as well as future decommissioning cost associated with its solvent extraction facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year.

     Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 2000 and 1999.

     Segment Information - The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reportable segments: environmental technology and specialty chemicals and natural resource exploration. The Company also has a segment which maintains an idle solvent extraction facility which was previously used for the production of purified phosphate products.

     Cumulative Effect of a Change in Accounting Principle - In 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires that all start-up costs be expensed as incurred and all start-up costs previously recorded be accounted for as a cumulative effect of a change in accounting principle. The Company had previously capitalized certain costs associated with the start-up of the solvent extraction facility in Canada. Based on SOP 98-5, the Company expensed these costs totaling $2,603,000 as a cumulative effect of a change in accounting principle.

     Impact of Recently Issued Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS No. 133.


2.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment as of December 31, 2000 is summarized as follows:

                                                             Estimated
                                                            Useful Lives
                                                            ------------

            Extraction facility           $10,427,000            15
            Machinery and equipment           778,000            10
            Furniture and fixtures            160,000             5
            Land and mineral properties       428,000
                                          -----------

                                          $11,793,000
                                          ===========


     The Company's mineral properties include patented and unpatented mining claims; the latter requiring annual rental fees to maintain possessory titles. Payments for maintenance of the claims totaled approximately $4,000 in 2000. These land and mineral properties are not in production. The recovery of the Company's investment in these assets is dependent upon future sales of the Company's interests therein or production from such assets. Certain bills have been introduced to in both houses of United States which could adversely effect the potential for development of existing unpatented mining claims and the economics of operating mines on Federal unpatented mining claims if enacted. All of these bills are in the early stages of the legislative process and it is not possible to predict whether any change in the mining laws will be enacted or if enacted, the form the changes may take. In addition, the Company leases or has options to lease various other claims. Such leases are cancelable at the option of the Company.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Depreciation and amortization of property, plant and equipment for the years ended December 31, 2000 and 1999 was $616,000 and $306,000, respectively.


3.   GOVERNMENT CONTRACTS:

     ADA is performing activities under two contracts awarded by the Department of Energy (the "DOE") that contributed a total of $435,000 to revenues in 2000. ADA typically invoices the DOE monthly for estimated labor and expenditures plus overhead factors less a cost share amount. The total approved budgets amount to $8.56 million, including the Company's cost-share portion. DOE's share of the total approved budget amounts is $5.58 million of which $2.15 has thus far been obligated and made available for payment.


4.   DEBT:
                                                                    December 31,
                                                                       2000
                                                                    ----------
     Bank:
     ----

     Remaining amounts payable under settlement agreement, due
     March 2001 as discussed below.                                 $   50,000

     Vendor:
     ------

     Note payable to a company. Interest at 11%, monthly payments of $3,000 beginning November 1, 2000 for 36 months with the
     remaining amount due on September 1, 2003.                        209,000

     Related Parties:
     ---------------

     The Company has a note payable and a debenture to a
     stockholder/director. The note is for $250,000 and the
     debenture is for $1,000,000. Both instruments are payable in full on September 8, 2003. Both bear interest at the greater of prime plus 2% (11% at December 31, 2000) or 10%. The
     holder can demand up to a $100,000 aggregate quarterly
     payment on both instruments combined with at least 90 days written notice. Beginning January 1, 2001, the instruments are convertible to common stock at the lesser of market or
     $.21 per share. The maximum number of shares that both can be converted into is 1,000,000 shares. Any amounts not
     converted will be repaid in cash. The Company has agreed to
     certain covenants on both instruments.                          1,250,000
                                                                    ----------
                                                                     1,509,000

           Less current portion                                        264,000
                                                                    ----------

     Long-term debt, net of current portion                         $1,245,000
                                                                    ==========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table shows maturities by year for all the Company's debt and assumes the related party noteholder will request a payment each quarter commencing April 1, 2001:

                 2001                                     $   264,000
                 2002                                         415,000
                 2003                                         830,000
                                                          -----------

                                                          $ 1,509,000
                                                          ===========


     Receivables Factored With Recourse - In 1999, the Company entered into an agreement with a bank to factor, with recourse, selected existing and future accounts receivable to a maximum established credit limit for each of ADA's customers. The Company's recourse obligation is collateralized by ADA accounts receivable, inventory, and other contract rights and intangibles (excluding patents and patent rights). As of December 31, 2000, the face amount of receivables factored was $119,000 resulting in a recourse obligation of $95,000. The Company pays interest on its recourse obligation at prime plus 3 points and pays a fee of 1.75% of the face amount of the factored receivables. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

     Extinguishment of Note - In 2000, ESEC negotiated a settlement with a financial institution to settle a $378,000 note. Under the terms of the settlement, the Company paid $50,000, agreed to pay $50,000 in March 2001 and issued 250,000 shares with a estimated fair value of $.23 per share to extinguish $405,000 in debt and accrued interest. The resulting $248,000 gain is reflected as an extraordinary item in the statement of operations.


5.   CONTINGENT NET PROFITS ROYALTY ON THE CALGARY PLANT:

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary plant operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2000 for $3,150,000, which increases $50,000 per year, but not to exceed $3,250,000. The Company's option expires in 2007, and if not exercised, the only payments will be 10% net profit royalty from operations of the Calgary facility. The Company has recorded the liability at the maximum amount, until such time as when or if, the Company repurchases the royalty or the termination of the agreement. No net profits payments have been made through December 31, 2000.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES:

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000:

                                                                CANADIAN
                                                               SUBSIDIARY        U.S.
                                                               OPERATIONS     OPERATIONS
                                                               -----------    -----------
       Deferred tax assets - non-current:
               Tax effect of net operating loss carryforward   $ 2,119,000    $ 2,123,000
               Tax credit carryforwards                               --           13,000
               Property basis differences                        2,431,000        211,000
               Deferred revenue                                  2,381,000           --
               Compensation related deferrals                         --          189,000
               Other                                               241,000           --
                                                               -----------    -----------
       Deferred tax assets                                       7,172,000      2,536,000
       Less valuation allowance                                 (7,172,000)    (2,536,000)
                                                               -----------    -----------

       Net deferred tax assets                                 $      --      $      --
                                                               ===========    ===========


     The Company has remaining U.S. a net operating loss carryforwards at December 31, 2000 of approximately $5,722,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2003 through 2020. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability. The net operating loss carryforward related to the Canadian subsidiary and operations is $4,248,000 (U.S.).

     The utilization of these U.S. net operating loss carryforwards may be subject to restrictions because of the ownership changes of the Company that occurred as a result of issuances of the Company's securities. These restrictions will limit the amount of utilizable net operating loss carryforwards per year.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCKHOLDERS' EQUITY:

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 2000, 15,000 shares remain available for award under the plan.

     Private Placements - In February 1999, ESI sold 1,260,623 shares of common stock for net proceeds of $1,136,000. These shares were restricted for sale until the registration statement became effective. Due to delays in the registration statement becoming effective, the Company was required to issue an additional 808,000 shares. The fair value of these shares is recorded as expense in the 1999 statement of operations. The Company also agreed to issue additional shares if at the time of sale by the shareholders the market price is less than 125% of the purchase price. These additional shares were limited to two and one half times the number of shares originally issued. The Company recognized $309,000 as an imputed dividend to these shareholders for this right. This amount is subtracted from net loss to determine the net loss to the other shareholders. Of the total shares sold, 267,245 were sold to related parties at their current market prices of $.81 to $.91 per share under the same terms and conditions as unaffiliated third parties. In connection with the sale, the Company paid stock offering costs by issuing 180,000 shares of stock.

     In November 1999, the Company issued options with an exercise price of $.01 to replace the above mentioned obligation. The conditions to exercise the option are essentially the same as the previously guaranteed 125% return, that is, the lower the trading price of the Company's stock, the more options are exercisable and the higher the trading price of the Company's stock, the fewer options are exercisable. In 2000 the Company issued 4,398,000 shares of common stock for the exercise of these options. All options associated with this obligation have been exercised at December 31, 2000, and none remain outstanding.

     In 1999, the Company also sold 164,096 shares of common stock to an individual who is an officer and a director of the Company for $100,000.

     Shares Issued for Services - The Company issued 230,000 shares of common stock in 1999 to an entity whose chairman is a director of the Company. The recorded value of these shares, based on the per share market value of the unrestricted stock, amounting to $96,000 in 1999 was expensed as consulting expense.

     The Company also issued 880,000 and 1,682,000 shares of common stock in 2000 and 1999, respectively, for the payments of approximately $185,000 and $437,000 of employment related expenses, based upon the per share value of unrestricted common stock at the time of exchanges.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Options - The following is a table of options issued during 2000 and 1999:

                                                                           Weighted
                                                                            Average
                                                 Employees   Non-employee  Exercise
                                                  Options       Options     Price
                                                 ---------     ---------    ------
       OPTIONS OUTSTANDING, January 1, 1999        638,000       330,000    $ 1.86
               Options granted:
                   Employees                        45,000          --      $ 0.28
                   Consultants                        --         100,000    $ 1.25
                   Certain shareholders               --       4,814,000    $ 0.01
               Options expired                    (278,000)      (60,000)   $(1.85)
                                                 ----------    ---------

       OPTIONS OUTSTANDING, December 31, 1999      405,000     5,184,000      0.22
               Options granted                   1,563,000          --        0.25
               Options Exercised                      --      (4,389,000)     (.01)
               Options expired                     (85,000)     (520,000)    (0.63)
                                                ----------    ----------

       OPTIONS OUTSTANDING, December 31, 2000    1,883,000       275,000      0.55
                                                ==========    ==========    ======


     For all options granted during 2000, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price, except for the 4,814,000 options issued to replace the stock rights as discussed above. The weighted average fair value of the grants at market was $.19. The fair value of the 4,814,000 options issued below market was calculated using the original guaranteed return features of the financing arrangement of $309,000. The weighted average remaining contractual life for all options as of December 31, 2000 was approximately 3.8 years. At December 31, 2000, 995,000 options with a weighted average exercise price of $.90 were fully vested and exercisable. The remaining 1,163,000 options with a weighted average exercise price of $.25 vest based on the earlier of specific achievements of individual employees or 5 years.

     If not previously exercised, options outstanding at December 31, 2000, will expire as follows:

                                                                     Weighted
                                   Range                             Average
                            -------------------      Number of       Exercise
       Year                   Low         High        Options          Price
       ----                   ---         ----        -------          -----

       2001                   .01          .01           5,000         $ .01
       2001                   .51          .54         275,000         $ .53
       2001                  1.41         1.41          50,000         $1.41
       2001                  3.20         4.00         120,000         $3.60
       2002                   .28          .28          45,000         $ .28
       2002                  1.00         1.50         100,000         $1.25
       2005                   .25          .25       1,563,000         $ .25
                                                     ---------

                                                     2,158,000
                                                     =========

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

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
       Net loss per share applicable to other stockholders:
              As reported                                     $ (3,401,000)   $ (7,154,000)
              Pro forma                                       $ (3,694,000)   $ (7,163,000)
       Net loss per share applicable to other shareholders:
              As reported                                     $       (.11)   $       (.30)
              Pro forma                                       $       (.12)   $       (.30)


     The fair value of each employee option and warrant granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Years Ended December 31,
                                                     ------------------------
                                                        2000         1999
                                                      --------     --------

       Expected volatility                               99%         110%
       Risk-free interest rate                          5.75%        5.7%
       Expected dividends                               --           --
       Expected terms (in years)                          5            3


8.   COMMITMENTS:

     Profit Sharing Retirement Plan - The Company has a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $178,000 and $228,000 as the contributions for 2000 and 1999, respectively, based on a percentage of the eligible employees' annual compensation.

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $421,000 and accumulated amortization of $275,000 as of December 31, 2000. The following is a schedule of future minimum lease payments under capital leases at December 31, 2000. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Year                                                         Amount
       ----                                                       ----------

       2001                                                       $   89,000
       2002                                                           21,000
       2003                                                            6,000
       2004                                                            5,000
       2005                                                            5,000
       Thereafter                                                      4,000
                                                                  ----------

               Total Future minimum lease payments                   130,000

       Less amount representing interest                             (14,000)
                                                                  ----------

               Present value of net minimum lease payments           116,000

       Less current portion                                          (81,000)
                                                                  ----------

                                                                  $   35,000
                                                                  ==========


     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $73,000 for each of the years ending December 31, 2000 and 1999. The total minimum rental commitments at December 31, 2000 are as follows:

       Year
       ----

       2001                                                       $  73,000
       2002                                                          75,000
                                                                  ---------

                                                                  $ 148,000
                                                                  =========

     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. In 1999, this plan was terminated, however, the Company continues to be obligated to pay the accrued sabbatical benefits already earned. These benefits may be paid in cash or stock at the discretion of the Board of Directors. As of December 31, 2000, the Company has accrued $211,000 in connection with this benefit.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     As discussed in Note 6, the Company can terminate the extraction liability at December 31, 2000 for $3,150,000. Management estimates the ultimate payment of the liability (based on anticipated production) will be significantly less than the settlement option at December 31, 2000. The amount the counterparty would be willing to settle this obligation for at December 31, 2000 cannot be determined, accordingly, management cannot estimate the fair value of this liability.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature or actual interest rates that approximate the Company's effective borrowing rate.

10.  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS AND
     UNCERTAINTIES:

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

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2000 and 1999 were as follows (as a percentage of each entity's sales):

       Customer                           2000           1999
       --------                          ------         ------

       ESEC
       ----
               A                           N/A            33%
               B                           N/A            21%

       ADA
       ---
               C                           25%            28%
               D                           21%            23%
               E                           18%            19%
               F                           18%             -


     At December 31, 2000, approximately 75% of the Company's trade receivables were from three customers.

     A significant portion of ADA's revenue is derived from chemical and equipment sales to coal-burning electric power plants.


11.  BUSINESS SEGMENT INFORMATION:

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing environmental technologies and specialty chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI, ESEC, and ADA, respectively. ESEC is located in Canada, and all its assets, amounting to $10,899,000 are located in Canada. All of the Company's sales, including ESEC's sales, are in the United States.

     ESI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.



                                  EARTH SCIENCES, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  ELIMINATING
                                       ESI             ESEC            ADA          ENTRIES     CONSOLIDATED
                                   ------------    ------------    ------------   -----------   ------------
2000


Revenues from external customers   $       --      $       --      $  4,251,000   $      --     $  4,251,000
Intersegment revenues                      --              --              --            --             --
                                   ------------    ------------    ------------   -----------   ------------

        Total revenue              $       --      $       --      $  4,251,000   $      --     $  4,251,000
                                   ============    ============    ============   ===========   ============

Interest expense                   $     85,000    $     49,000    $    111,000   $      --     $    245,000
Depreciation and amortization      $      5,000    $    463,000    $    540,000   $      --     $  1,008,000
Segment operating profit (loss)    $   (223,000)   $ (3,528,000)   $    240,000   $      --     $ (3,511,000)
Segment profit (loss)              $   (216,000)   $ (3,314,000)   $    129,000   $      --     $ (3,401,000)

Segment assets                     $    401,000    $  7,384,000    $  3,558,000   $      --     $ 11,343,000
Expenditures for segment assets    $      8,000    $       --      $    205,000   $      --     $    213,000


------------------------
* There were no profits on intersegment revenues.



                                                  F-20


                                   EARTH SCIENCES, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   ELIMINATING
                                        ESI            ESEC            ADA           ENTRIES     CONSOLIDATED
                                   ------------    ------------    ------------    -----------   ------------
1999


Revenues from external customers   $      8,000    $  1,702,000    $  3,050,000    $      --     $  4,760,000
Intersegment revenues                      --           205,000            --         (205,000)          --
                                   ------------    ------------    ------------    -----------   ------------

        Total revenue              $      8,000    $  1,907,000    $  3,050,000    $  (205,000)  $  4,760,000
                                   ============    ============    ============    ===========   ============

Interest expense                   $   (480,000)   $    (53,000)   $    (82,000)       N/A       $   (615,000)
Depreciation and amortization      $     (5,000)   $   (201,000)   $   (518,000)       N/A       $   (724,000)
Segment operating profit (loss)    $   (687,000)   $ (1,487,000)   $   (377,000)        *        $ (2,551,000)
Segment profit (loss)              $ (2,260,000)   $ (4,127,000)   $   (458,000)        *        $ (6,845,000)

Segment assets                     $    503,000    $ 10,899,000    $  3,887,000        N/A       $ 15,289,000
Expenditures for segment assets    $     40,000    $    111,000    $     10,000        N/A       $    161,000


------------------------
* There were no profits on intersegment revenues.



                                                   F-21