Form 10QSB
period 2001-03-31
EARTH SCIENCES INC
filed 2001-05-14
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

 ______  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number: 0-6088

                               EARTH SCIENCES, INC.
         (Exact name of small business issuer as specified in its charter)

               Colorado                               84-050374
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

               8100 SouthPark Way, B-2, Littleton, Colorado          80120
                 (Address of principal executive offices)          (Zip Code)

                               (303)734-1727
                        (Issuer's telephone number)

                               Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ ; No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,293,578 Shares of Common Stock, one cent par value outstanding as of May 11, 2001.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             March 31, 2001


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    522
  Trade receivables, net of allowance for doubtful
   accounts of $11	                                             183
  Factored receivables                                               139
  Inventories                                                        109
  Prepaid expenses and other        	                             115
                                                                    ----
      Total current assets	                                   1,068

PROPERTY, PLANT AND EQUIPMENT, at cost	                          11,830
    Less accumulated depreciation and amortization                (3,935)
                                                                  ------
          Net property and equipment        	                   7,895

INTANGIBLE ASSETS, net of $1,273 in amortization                   2,379
OTHER ASSETS                                                           7
                                                                  ------
TOTAL ASSETS       	                                        $ 11,349
	                         	                          ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                        $    418
  Notes payable:
     Receivables sold with recourse                                  139
     Related party                                                   200
     Other	                                                      23
  Accrued expenses                                                   188
  Other current liabilities                                           68
                                                                   -----
	Total current liabilities                                  1,036

LONG-TERM LIABILITIES:
  Contingent net profits royalty on Calgary plant                  4,850
  Notes to related parties                                         1,050
  Other liabilities	                                             846
                                                                   -----
	                                                           6,746
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        323
  Additional paid-in capital                                      28,400
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (23,319)
                                                                  ------
	Total stockholders' equity                                 3,567
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $ 11,349
                                                                  ======

See accompanying notes.

                           Earth Sciences, Inc. and Subsidiaries
                           Consolidated Statements of Operations
                        Three Months Ended March 31, 2001 and 2000

                                                          UNAUDITED
						  2001              2000
               (amounts in thousands, except shares and per share amounts)
NET REVENUES                                    $1,340             $1,066

COST AND EXPENSES:
     Operating                                     731                464
     General and administrative                    476                555
     Research and development                       16                 25
     Depreciation and amortization                 244                289
                                                 -----              -----
          Total expenses                         1,467              1,333
                                                 -----              -----
OPERATING LOSS		                          (126)              (267)

OTHER INCOME (EXPENSE):
     Interest expense                              (57)               (85)
     Other, net	                                     2                 92
                                                  ----               ----
          Total other income (expense)             (55)                 7
                                                  ----               ----
NET LOSS                                       $  (181)            $ (260)
                                                 =====              =====

NET LOSS PER COMMON SHARE - (Basic and Diluted)  $(.01)             $(.01)
                                                  ====               ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: 32,271,000         26,762,000
                                            ==========         ==========

____________________________________________________________________________

                      Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Accumulated Deficit
                  Three Months Ended March 31, 2001 and 2000


                                                           UNAUDITED
                                                    (amounts in thousands)

                                                    2001              2000

Accumulated deficit as of January 1             $(23,138)         $(19,737)
Net loss for the period                             (181)             (260)
                                                  ------            ------
Accumulated deficit as of March 31              $(23,319)         $(19,997)
                                                  ======            ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 2001 and 2000

                                                      UNAUDITED
                                              (amounts in thousands)
                                               2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $  (181)        $  (260)
  Adjustments to reconcile net loss to net
   cash provided (used) in operations:
    Depreciation and amortization               244             289
    Expenses paid with stock                     30              17
    Gain on sale of land                         -              (76)
    Change in operating assets and liabilities  305             154
                                               ----            ----
  Net cash provided (used) by operating
   activities                                   398             124

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land                     -              148
  Capital expenditures                          (48)           (160)
                                               ----            ----
  Net cash used by investing activities         (48)            (12)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                      (54)            (71)
  Proceeds from note payable                     33             143
  Proceeds from issuance of common stock         -                2
                                               ----            ----
  Net cash provided (used) by financing
   activities                                   (21)             74
                                               ----            ----
Net increase in cash and cash equivalents       329             186

Cash and cash equivalents at beginning of
  period                                        193             143
                                               ----            ----
Cash and equivalents at end of period       $   522         $   329
                                               ====            ====

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash payments for interest                $   59          $   128
                                              ====             ====


See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2001

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2000 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment.The segment assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.


(amounts in thousands)
Quarter ended March 31, 2001
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   -  $1,340      $    -        $  1,340
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   -  $1,982      $    -        $  1,340
                        ====    ===  =====         ====          =====
Segment assets	       $ 401 $7,272 $3,676           -        $ 11,349
Segment profit (loss)  $ (34)$ (173)$   26           *        $   (181)


Six months ended June 30, 1999
                                              Eliminating
                         ESI    ESEC    ADA   Entries        Consolidated
Revenue from
external customers     $  -  $    -  $1,066   $    -        $  1,066
Intersegment revenues      7      -      -         (7)            -
                         ---    ----   ----       ----         -----
     Total revenue     $   7 $    -  $1,066   $    (7)      $  1,066
                        ====   =====  =====      ====          =====
Segment assets	       $ 477 $10,890 $3,671        -        $ 15,038
Segment profit (loss)  $ (31)$  (267)$   38        *        $   (260)


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

Liquidity and Capital Resources
Registrant had a working capital of $32,000 at 3/31/01. Working capital has increased during the quarter from a deficit of ($18,000) at 12/31/00. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. Management is currently seeking an industry partner for funding of activities at Calgary to a level expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $1.8 million in revenues in 2001. Income recognized under those contracts during the first quarter of 2001 amounted to $690,000. Currently funding has been approved for approximately $1.5 million of the estimated amount. In April 2001, ADA-ES received an order to install new systems to treat flue gas from over 1100 mega watts of power. This represents a 60 percent increase above the current capacity of plants using its flue gas conditioning chemicals.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2001 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital. Capital expenditure in the first quarter of 2001 amounted to $45,000.

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

In December 2000 ESEC signed an agreement with Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to the previous operations at the facility. Under the agreement, a final payment of $50,000 was made in the first quarter of 2001.

Cash flow provided from operations totaled $398,000 for the first quarter of 2001 compared to $124,000 for the same period in 2000. The provision in 2001 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization, and changes in operating assets and liabilities Cash flow from investing activities for 2001 includes a use for capital expenditures of $48,000. Cash flow from financing activities in the first quarter of 2001 consisted of payments on notes payable of $54,000 and proceeds from a note payable of $33,000. Cash flow from investing activities for first quarter of 2000 includes a use for capital expenditures of $160,000 and proceeds from the sale of land of $148,000. Cash flow from financing activities in the first quarter of 2000 consisted of proceeds from the issuance of common stock of $2,000, payments on notes payable of $71,000 and proceeds from a note payable of $143,000.

Results of Operations
Revenues from sales totaled $1,340,000 in 2001 versus $1,066,000 in 2000. In both periods, all revenues were generated by ADA-ES. Revenues increased from 2000 due to increasing work on government contracts. Typically, ADA-ES' flue gas conditioning (FGC) sales are less in the first and second quarters of each year as its utility customers plan maintenance down-times during such periods.

Operating expenses increased in the first quarter 2001 as compared to the same period in 2000 as a result of increased work on government contracts corresponding to the increased revenues recognized.

Consolidated research and development decreased in the first quarter of 2001 to $16,000 from $25,000 for the same period in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $79,000 in the first quarter of 2001 from the same period in 2000 primarily as a result of reduced costs at the parent company level.

Registrant's interest expense totaled approximately $57,000 for the first quarter of 2001 as compared to $85,000 for the same period in 2000. Interest expense includes approximately $8,000 and $17,000 in 2001 and 2000, respectively, from the consolidation of ESEC results.

Other non-operating income in 2000 includes a gain of $76,000 recognized upon the sale of a depleted mineral property.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities - None.

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 2000 Form 10-
		       KSB.


	(b) Forms 8-K -  None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				        Earth Sciences, Inc.
				              Registrant

Date:  May 11, 2001             /s/ Mark H. McKinnies
                                ---------------------
                                    Mark H. McKinnies

                         President and Chief Financial Officer