Form 10QSB
period 2001-06-30
EARTH SCIENCES INC
filed 2001-08-03
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,510,430 Shares of Common Stock, one cent par value outstanding as of July 25, 2001.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             June 30, 2001


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    122
  Trade receivables, net of allowance for doubtful
   accounts of $11	                                             515
  Factored receivables                                                67
  Inventories                                                        112
  Prepaid expenses and other        	                             145
                                                                    ----
      Total current assets	                                     961

PROPERTY, PLANT AND EQUIPMENT, at cost	                          11,932
    Less accumulated depreciation and amortization                (4,061)
                                                                  ------
          Net property and equipment        	                   7,871

INTANGIBLE ASSETS, net of $1,371 in amortization                   2,282
OTHER ASSETS                                                           7
                                                                  ------
TOTAL ASSETS       	                                        $ 11,121
	                         	                          ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                        $    224
  Notes payable:
     Receivables sold with recourse                                   67
     Related party                                                   200
     Other	                                                      23
  Accrued expenses                                                   190
  Other current liabilities                                          213
                                                                   -----
	Total current liabilities                                    917

LONG-TERM LIABILITIES:
  Contingent net profits royalty on Calgary plant                  4,850
  Notes to related parties                                         1,050
  Other liabilities	                                             842
                                                                   -----
	                                                           6,742
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        325
  Additional paid-in capital                                      28,483
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (23,509)
                                                                  ------
	Total stockholders' equity                                 3,462
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $ 11,121
                                                                  ======

See accompanying notes.

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2001 and 2000

			                              UNAUDITED
                                        2001                 2000
             (amounts in thousands, except shares and per share amounts)
	                          3 Months   6 Months   3 Months  6 Months
NET REVENUES:
     Sales	                $1,186      2,526        916      1,982

COST AND EXPENSES:
    Operating                      609      1,340        390        854
    General and administrative     473        949        493      1,048
    Research & development          15         31         36         61
    Depreciation and amortization  227        471        292        581
                                 -----      -----      -----      -----
             Total expenses      1,324      2,791      1,211      2,544
                                 -----      -----      -----      -----
OPERATING LOSS                    (138)      (265)      (295)      (562)
OTHER INCOME (EXPENSE):
    Interest expense               (51)      (108)       (77)      (162)
    Other, net                      (1)         2          3         95
                                 -----      -----      -----      -----
                                   (52)      (106)       (74)       (67)
                                 -----      -----      -----      -----
NET LOSS                       $  (190)      (371)      (369)      (629)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.01)      (.01)      (.01)      (.02)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                 32,329,000 32,282,000 29,688,000 28,225,000
                              ========== ========== ========== ==========
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 2001 and 2000
                                            UNAUDITED
     	                                  2001          2000
                                      (amounts in thousands)

Accumulated deficit as of January 1 $ (23,138)      (19,737)
Net loss for the period	                 (371)         (629)
                      		       --------      --------
Accumulated deficit as of June 30   $ (23,509)      (20,366)
			               ======	     ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2001 and 2000

                                                                UNAUDITED
                                                           2001           2000

                                                          (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (371)       $  (629)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                       471            581
      Expenses paid with stock            		     75            107
  	Change in operating assets and liabilities  	   (132)           (73)
   Net decrease in other assets and liabilities             (11)           (28)
                                                          -----          -----
       Net cash provided(used)by operating activities        32            (42)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of land                                  -             148
 Capital expenditures		               	            (78)          (178)
                                                          -----          -----
	Net cash used by investing activities               (78)           (30)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			    (74)          (133)
  Proceeds from issuance of common stock	             16             42
  Proceeds from notes payable	                             33        	   143
                                                          -----          -----
	Net cash provided by financing activities           (25)            52
                                                          -----          -----
Net decrease in cash and cash equivalents                   (71)           (20)

Cash and cash equivalents at beginning of period            193            143
                                                          -----          -----
Cash and equivalents at end of period 			 $  122        $   123
                                                          =====          =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		         $  105        $   158
                                                          =====          =====

See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2001

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


(amounts in thousands)
Six months ended June 30, 2001
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   -  $2,526      $    -        $  2,526
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   -  $2,526      $    -        $  2,526
                        ====    ===  =====         ====          =====
Segment assets	     $ 409   $7,266 $3,446           -        $ 11,121
Segment profit (loss)$ (66)  $ (290)$  (15)          *        $   (371)


Six months ended June 30, 2000
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   -  $1,982      $    -        $  1,982
Intersegment revenues      7     -      -           (7)             -
                         ---    ---  -----        ----           -----
     Total revenue     $   7 $   -  $1,982      $   (7)       $  1,982
                        ====    ===  =====        ====           =====
Long lived assets      $ 501 $14,418 $ 783           -        $ 15,702
Segment profit (loss)  $ (80)$  (480)$ (69)          *        $   (629)

* There were no profits on intersegment revenues.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Liquidity and Capital Resources
Registrant had a working capital of $43,000 at 6/30/01. Working capital has increased during the six months from a deficit of ($18,000) at 12/31/00. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. Management is currently seeking an industry partner for funding of activities at Calgary to a level expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Kentucky, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $1.8 million in revenues in 2001. Income recognized under those contracts during the first six months of 2001 amounted to $1,257,000. Currently funding has been approved for approximately $1.5 million of the estimated amount. In April 2001, ADA-ES received an order to install new systems to treat flue gas from over 1100 mega watts of power. Final negotiations are also underway to install new systems to treat flue gas from an additional 1,950 mega watts of power. These new jobs represent a 130 percent increase above the capacity of plants using ADA-ES flue gas conditioning chemicals at the end of 2000.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2001 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital. Capital expenditure in the first six months of 2001 amounted to $78,000.

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

Cash flow provided from operations totaled $32,000 for the first six months of 2001 compared to use of ($42,000) for the same period in 2000. The provision in 2001 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization, and changes in operating assets and liabilities. Cash flow from investing activities for 2001 includes a use for capital expenditures of $78,000. Cash flow from financing activities in the first six months of 2001 consisted of payments on notes payable of $74,000 and proceeds from a note payable of $33,000. Cash flow from investing activities for first six months of 2000 includes a use for capital expenditures of $178,000 and proceeds from the sale of land of $148,000. Cash flow from financing activities in the first six months of 2000 consisted of proceeds from the exercise of stock options of $42,000, payments on notes payable of $133,000 and proceeds from a note payable of $143,000.

Results of Operations
Revenues from sales totaled $2,526,000 in 2001 versus $1,982,000 in 2000. In both periods, all revenues were generated by ADA-ES. Revenues increased from 2000 due to increasing work on government contracts. Typically, ADA-ES' flue gas conditioning (FGC) sales are less in the first and second quarters of each year as its utility customers plan maintenance down-times during such periods.

Operating expenses increased in the first six months 2001 as compared to the same period in 2000 as a result of increased work on government contracts corresponding to the increased revenues recognized.

Consolidated research and development decreased in the first six months of 2001 to $31,000 from $61,000 for the same period in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $99,000 in the first six months of 2001 from the same period in 2000 primarily as a result of reduced costs at the parent company level.

Registrant's interest expense totaled approximately $108,000 for the first six months of 2001 as compared to $162,000 for the same period in 2000. Interest expense includes approximately $15,000 and $28,000 in 2001 and 2000, respectively, from the consolidation of ESEC results.

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


				        Earth Sciences, Inc.
				              Registrant

Date:  August 3, 2001             /s/ Mark H. McKinnies
                                ---------------------
                                    Mark H. McKinnies

                         President and Chief Financial Officer