Form 10QSB
period 2001-09-30
EARTH SCIENCES INC
filed 2001-11-14
CIK 30985

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

______TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                          Commission File Number: 0-6088

                               EARTH SCIENCES, INC.
         (Exact name of small business issuer as specified in its charter)

           Colorado                                   84-0503749
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

8100 SouthPark Way, B-2, Littleton, Colorado          80120
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,598,162 Shares of Common Stock, one cent par value outstanding as of November 9, 2001.

Transitional Small Business Disclosure Format: Yes______ ; No     X


PART I
Item 1.	FINANCIAL STATEMENTS

Earth Sciences, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2001

	                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
	Cash, and cash equivalents                           $172,000
	Trade receivables, net of allowance for
	  doubtful accounts of $11,000                        416,000
	Factored receivables                                  160,000
	Inventories                                           190,000
	Prepaid expenses and other                            164,000
                                                           --------
	        Total current asset                         1,102,000

PROPERTY, PLANT AND EQUIPMENT, at cost                   11,883,000
	Less accumulated depreciation and amortization	   (4,191,000)
                                                          ---------
Net property and equipment                                7,692,000
                                                          ---------
INTANGIBLE ASSETS, net of $1,469,000 in amortization      2,193,000
OTHER ASSETS                                                  7,000
                                                          ---------
TOTAL ASSETS                                            $10,994,000
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Notes payables:
	  Related parties                                    $200,000
	  Other                                                16,000
      Receivables sold with recourse                        160,000
      Accounts payable                                      325,000
	Accrued expenses                                      156,000
	Other current liabilities                             108,000
                                                            -------
      Total current liabilities                             965,000

LONG-TERM LIABILITIES:
	Notes to related parties                            1,050,000
	Contingent net profits royalty on Calgary Facility  4,850,000
	Other liabilities                                     828,000
                                                          ---------
                                                          6,728,000
STOCKHOLDERS' EQUITY
	Common stock, $.01 par value                          326,000
	Additional paid-in capital                         28,513,000
	Foreign currency translation adjustment            (1,837,000)
	Accumulated deficit                               (23,701,000)
                                                         ----------
	Total stockholders' equity                          3,301,000
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $10,994,000
                                                         ==========

See accompanying notes.

<PAGE >                                 1

                       Earth Sciences, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2001 and 2000

                                                UNAUDITED
                                        2001                 2000
             (amounts in thousands, except shares and per share amounts)
	                          3 Months   9 Months   3 Months  9 Months
NET REVENUES:
     Sales	                    $1,727      4,250      1,187      3,169

COST AND EXPENSES:
    Operating                    1,082      2,422        387      1,241
    General and administrative     538      1,487        526      1,574
    Research & development           9         40         26         87
    Impairment of Calgary Facility  -          -       2,922      2,922
    Depreciation and amortization  229        700        179        761
                                 -----      -----      -----      -----
             Total expenses      1,858      4,649      4,040      6,585
                                 -----      -----      -----      -----
OPERATING LOSS                    (131)      (399)    (2,853)    (3,416)
OTHER INCOME (EXPENSE):
    Interest expense               (63)      (108)       (77)      (234)
    Other, net                       5          7          4         99
                                 -----      -----      -----      -----
                                   (58)      (164)       (68)      (135)
                                 -----      -----      -----      -----
NET LOSS                       $  (189)      (563)    (2,921)    (3,551)
                                ======     ======     ======     ======
NET LOSS PER COMMON Share (Basic
 and Diluted):                   $(.01)      (.02)      (.09)      (.12)
                                  ====       ====       ====       ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                 32,598,000 32,384,000 31,193,000 29,221,000
                              ========== ========== ========== ==========
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Nine Months Ended September 30, 2001 and 2000
                                                  UNAUDITED
     	                                        2001          2000
                                           (amounts in thousands)

Accumulated deficit as of January 1       $ (23,138)      (19,737)
Net loss for the period	                       (563)       (3,551)
                      		             --------      --------
Accumulated deficit as of September 30    $ (23,701)      (23,288)
			                           ======	     ======


See accompanying notes.

                       Earth Sciences, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                                UNAUDITED
                                                           2001           2000

                                                          (amounts in
thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (563)       $(3,551)
  Adjustments to reconcile net loss to net cash
   provided in operations:
  	Depreciation and amortization                         700            761
      Impairment of assets                                   -           2,922
      Expenses paid with stock            		       85            159
  	Change in operating assets and liabilities  	      (27)          (266)
   Net decrease in other assets and liabilities             (29)            86
                                                          -----          -----
       Net cash provided by operating activities            166            111

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of land                                  -             148
 Capital expenditures		               	           (106)          (187)
                                                          -----          -----
	Net cash used by investing activities                (106)           (39)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			      (81)          (143)
  Proceeds from issuance of common stock	                   33             42
  Proceeds from notes payable	                               33        	   153
                                                          -----          -----
	Net cash provided by financing activities             (81)            52
                                                          -----          -----
Net decrease in cash and cash equivalents                   (21)           124

Cash and cash equivalents at beginning of period            193            143
                                                          -----          -----
Cash and equivalents at end of period 			   $  172        $   267
                                                          =====          =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $  135        $   158
                                                          =====          =====

See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2001

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


                                          (amounts in thousands)
Nine months ended September 30, 2001
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   10 $4,240      $    -        $  4,250
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   10 $4,240      $    -        $  4,250
                        ====    ===  =====         ====          =====
Segment assets	     $ 398 $7,084 $3,512           -        $ 10,994
Segment profit (loss)  $(106)$ (430)$  (27)          *        $   (563)


Nine months ended September 30, 2000
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   -  $3,169      $    -        $  3,169
Intersegment revenues      7     -      -           (7)             -
                         ---    ---  -----        ----           -----
     Total revenue     $   7 $   -  $3,169      $   (7)       $  3,169
                        ====    ===  =====        ====           =====
Segment assets         $ 446 $7,396 $3,870           -        $ 11,712
Segment profit (loss)  $(124)$(3,509)$ 82            *        $ (3,551)


 * There were no profits on intersegment revenues.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

Liquidity and Capital Resources
Registrant had a working capital of $137,000 at 9/30/01. Working capital has increased during the nine months from a deficit of ($18,000) at 12/31/00. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. Management has been seeking an industry partner for funding of activities at Calgary to a level expected to yield positive cash flow. However, there can be no assurances that investment funds for the Calgary plant will be found or that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Iowa and Oregon. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $2.4 million in revenues in 2001. Income recognized under those contracts during the first nine months of 2001 amounted to $2,109,000. Currently funding has been approved for approximately $2 million of the estimated amount. During the second quarter of 2001, two additional ADA 37 systems were installed on two 550 MW plants and began operating in June. In an unexpected decision driven by budget concerns, the new customer chose to use ADA 37 only during the peak summer season, and so chemical use at these units was discontinued at the end of August. The impact of this decision will be somewhat offset in the future by new contracts on another five units that have now been finalized. Chemical injection is expected to commence in November on three of those units. Equipment on the remaining two units is scheduled to be delivered prior to year end, but based on the customer's revised schedule, the Company does not anticipate chemical deliveries to commence until the first quarter of 2002.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2001 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital. Capital expenditure in the first nine months of 2001 amounted to $106,000.

In effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Based on current estimates, the Calgary facility may require as much as U.S. $5,000,000 to re-start production and finalize modification for the production of food grade phosphoric acid or for another use. Registrant is seeking to finance those requirements from arrangements with industry partners. The timing of a re-start of production and modification is uncertain and is not expected until an arrangement can be reached with a third party. Discussions have been initiated with several interested parties, but all such discussions remain at preliminary stages at this time. Alternative uses of the facility, including a possible sale of the facility, are also being sought, and two proposals are currently under consideration. There can be no assurances that either of those proposals will result in a completed transaction.

In December 2000 ESEC signed an agreement with Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to the previous operations at the facility. Under the agreement, a final payment of $50,000 was made in the first quarter of 2001.

Cash flow provided from operations totaled $166,000 for the first nine months of
2001 compared to $111,000 for the same period in 2000. The provision in 2001 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization, and changes in operating assets and liabilities. Cash flow from investing activities for 2001 includes a use for capital expenditures of $106,000. Cash flow from financing activities in the first nine months of 2001 consisted of payments on notes payable of $81,000, proceeds of $33,000 from the exercise of options to purchase the Company's stock by a director and certain employees and proceeds from a note payable of $33,000. Cash flow from investing activities for first nine months of 2000 includes a use for capital expenditures of $187,000 and proceeds from the sale of land of $148,000.
Cash flow from financing activities in the first nine months of 2000 consisted of proceeds from the exercise of stock options of $42,000, payments on notes payable of $143,000 and proceeds from a note payable of $153,000.

Results of Operations
Revenues from sales and work on government contracts totaled $2,131,000 and $2,109,000, respectively in 2001 versus $2,965,000 and $204,000, respectively in
2000. In the 3rd quarter of 2001 rental income of $10,000 was also recognized from activity in Calgary. In both periods, all other revenues were generated by
ADA-ES. Revenues increased from 2000 due to increasing work on government contracts. Typically, ADA-ES' flue gas conditioning (FGC) sales are less in the first and second quarters of each year as its utility customers plan maintenance down-times during such periods.

Operating expenses increased in the first nine months 2001 as compared to the same period in 2000 as a result of increased work on government contracts corresponding to the increased revenues recognized.

Consolidated research and development decreased in the first nine months of 2001 to $40,000 from $87,000 for the same period in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by the recently awarded DOE contract and others that may be awarded, are expected to be approximately $50,000 per year for the next several years.

General and administrative expenses decreased by a net of approximately $87,000 in the first nine months of 2001 from the same period in 2000 primarily as a result of reduced costs at the parent company level.

Registrant's interest expense totaled approximately $171,000 for the first nine months of 2001 as compared to $234,000 for the same period in 2000. Interest expense includes approximately $18,000 and $41,000 in 2001 and 2000, respectively, from the consolidation of ESEC results.

Other non-operating income in 2000 includes a gain of $76,000 recognized upon the sale of a depleted mineral property.

  New Accounting Pronouncements
In June 2001, the FASB approved for issuance SFAS No. 143, Asset Retirement Obligations. SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability,
(3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.
In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets was released. SFAS No. 142 addresses accounting for purchased intangibles assets and goodwill acquired in a business combination. As a result of SFAS No. 142, commencing in 2002 Registrant will no longer amortize certain intangible assets but will be required to perform periodic impairment tests for those intangible assets. For the first nine months of 2001, Registrant recognized $292,000 of amortization expense from those assets.
In October 2001, the FASB also approved SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement
144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 2000 Form 10-KSB.

	 (b) Forms 8-K -  None.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       	          Earth Sciences, Inc.
						                 Registrant

Date:  November 13, 2001                        /s/ Mark H. McKinnies
                                            -----------------------------
		                                        Mark H. McKinnies
                                        President and Chief Financial Officer