Form 10KSB40
period 2001-12-31
EARTH SCIENCES INC
filed 2002-03-28
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission File Number: 0-6088

                              Earth Sciences, Inc.
                              --------------------
                 (Name of small business issuer in its charter)

              Colorado                             84-0503749
              --------                             ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $5,571,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 21, 2002 was $8,769,000.


Number of shares outstanding of registrant's Common Stock, one-cent par value as of March 22, 2002 - 32,744,932.


DOCUMENTS INCORPORATED BY REFERENCE:
None


Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

PART I

Item 1.  Description of Business
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis or Plan of Operations ." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis or Plan of Operations."

(a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is an environmental technology and specialty chemicals company helping electric utility companies remain competitive while meeting environmental regulations. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the sale of flue gas conditioning ("FGC") and other chemicals and technology for coal-fired boilers provided through ADA Environmental Solutions LLC ("ADA-ES"), a wholly-owned subsidiary; the ownership of a currently idled chemical facility in Calgary, Alberta; and the maintenance of several mineral resources and prospects in the Western US. Production of purified phosphate products in Calgary commenced in June 1997 and was suspended in August 1999.

During 2001, ESI (1) through ADA-ES (a) increased its FGC business through continued chemical sales and service on five full-time units and one temporary unit at various utilities; (b) further demonstrated a new anti-slagging product and entered a joint venture with Arch Coal, Inc. ("Arch") to co-market that product; and (c) substantially increased its government research and development contract work through existing contracts for mercury removal and development of new FGC products; (2) through Earth Sciences Extraction Company ("ESEC") studied and pursued the use with others of the idle facility in Calgary for a variety of potential activities; (3) entered an agreement with NORIT Americas Inc. to jointly develop mercury control sorbents, and (4) maintained its position in several mineral resources and prospects in the Western US.

Thus far in 2002, ADA-ES is finalizing installation of a FGC system that will feed two unit at a southeastern utility and has commenced onsite testing under one of its government contracts for evaluation of mercury removal at a third utility. Through the co-marketing agreement with Arch, preparations are being made for a third utility demonstration of its new anti-slagging chemical. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ADA-ES currently has five operating FGC units at coal-fired utilities in Iowa, Louisiana, Oregon, Wisconsin and Wyoming. Installation is being completed on an additional system on which chemical injection is expected to commence at the end of the first quarter of 2002. Revenues from sales of equipment and chemicals to FGC customers in 2001 totaled $2,650,000. Also in 2001, a utility in Alabama operated two temporary units during the peak summer months. Assuming the continuation of the historical levels of FGC chemical purchases by its existing customers, ADA-ES expects to recognize revenues of approximately $3.1 million in 2002 from sales to those customers. In addition, ADA-ES expects to add two more FGC customers in 2002. There can be no assurances that either of those expectations will be met.

Early in 2000, ADA-ES received the signed Department of Energy ("DOE") contract awarded to develop a broader spectrum of FGC chemicals (the "DOE FGC Contract") and commenced research activities thereunder. In the fall of 2000, ADA-ES received the award of an additional DOE cooperative agreement to test mercury control technology (the "DOE Mercury Contract") totaling up to $6.8 million over the life of the contract, which amount includes industry cost-share, and commenced research activities thereunder. Revenues recognized in 2001 from these and one other small government contract totaled $2.58 million. ADA-ES retains the right to commercialize any products developed under the activities of these contracts. Assuming continued funding, ADA-ES expects to recognize revenues of approximately $2.2 million from these contracts in 2002. Although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets. Full-scale testing was completed in 2001 at two utility sites under the DOE Mercury Contract with encouraging results.

In July 2001, ADA-ES entered an agreement with Arch, the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002. ADA-249 has been demonstrated to improve the combustion performance of cost-efficient, low-sulfur coals from the Powder River Basin (PRB) in cyclone boilers. When added prior to combustion, this patent-pending product increases PRB coal's burning efficiency, allowing it to perform more like bituminous coal. Large utility companies using ADA-249 may thus realize significant savings from reduced fuel costs, enhanced operational flexibility and improved marketability of combustion byproducts. Demonstrations at several larger utilities are in the discussion and planning stages.

Earth Sciences Extraction Company's ("ESEC"), a wholly owned Canadian limited partnership of ESI, solvent extraction facility in Calgary, Alberta remained idle during 2001. In the fourth quarter of 2001, Registrant recorded a non-cash write down totaling $2.1 million in the carrying value of the facility. This write-down is in addition to a $2.9 million non-cash write down recorded in 2000. The further write down was made in recognition of (i) the changed business climate after the events of September 11, 2001 which has made unlikely any near-term purified phosphate production at the facility and (ii) the fact that capitalized costs are not expected to be recovered out of the now anticipated future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable from the sale of equipment and future subleasing of the building and site. In December 2000 ESEC signed an agreement with the Hongkong Bank of Canada ("HSBC") to settle approximately $400,000 of debt in default related to previous operations at the Calgary facility. ESI recognized an extraordinary gain of $248,000 in December 2000 as a result of that settlement agreement.

ESEC has entered one sublease agreement for a portion of the facility, executed a letter of intent for use of a portion of the site and is in discussions with other parties on further sublease arrangements. ESEC has initiated steps to sell major pieces of equipment that would not have general use in the planned subleasing activity. The net proceeds from such planned sales will be used to reduce the indebtedness secured by those assets. There can be no assurances that Registrant will be able to able to successfully arrange sublease agreements on the majority of the facility and site.

In 2001 ESI and NORIT Americas Inc. ("NORIT") entered into a Market Development Agreement to jointly pursue the market for equipment and sorbents to remove mercury from coal-fired boilers. The U.S. Environmental Protection Agency (EPA) announced December 14, 2000 its plans to regulate mercury emissions from the nation's coal-fired power plants. DOE published reports estimate that, once the regulations are fully implemented, this will become a $2 - 5 billion per year market. The agreement joins ESI, whose wholly-owned subsidiary ADA-ES is performing the first full-scale power plant tests of mercury control using powdered activated carbon ("PAC"), with NORIT the country's leading supplier of PAC.

The goal of the agreement is to jointly develop mercury control sorbents designed to maximize removal efficiency and minimize costs. NORIT provides PAC and dosing systems for removing mercury from flue gas generated from the combustion of municipal and medical solid waste and hazardous waste. The agreement provides a long-term means for both ESI and NORIT to benefit from potential sales of equipment and to participate in the development of sorbents for this emerging mercury control market.

ESI did not plan nor did it conduct any significant mineral exploration or development activities in 2001. During 2001, ESI took steps to divest itself of all its interests in Venezuela. ESI has no current plans for any significant mineral exploration or development activities in 2002, but intends to maintain the mineral interests in alunite, phosphate, and vanadium it currently holds.

(b) Business of Issuer.
Registrant is an environmental technology and specialty chemicals company. Registrant owns a 100% interest in ADA-ES which provides air pollution control technologies, chemicals and services; a currently idled processing facility in Calgary, Alberta, Canada; alunite properties which contain alumina, sulfur and potash; and other mineral properties and prospects.

ADA-ES Environmental Solutions
In 1997, ESI acquired a majority equity position in ADA-ES through a combination of stock and cash. The acquisition agreement provided for payments of cash and notes and included an option for ESI to acquire the remaining equity interests (49%). In May 1998, ESI exercised such option, acquiring a 100% interest by issuance of 1,716,000 shares of stock.

ADA-ES' Technology and Services
Flue Gas Conditioning (FGC)
ADA-ES has developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. ADA-ES, through various suppliers and contractors, may manufacture engineered units for each individual application. The units mix, pump and monitor the feed of proprietary chemical blends. The chemical blends are applied to the flue gas streams by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein primarily by decreasing particle resistivity. This alteration allows the existing electrostatic precipitator ("ESP") to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA-ES' technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. The non-utility markets are not being aggressively pursued since the profit margin potential for such customers is considered to be less since chemical usage is lower.

ADA-249
In 2000, ADA-ES introduced a new specialty chemical, ADA-249, a product designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. Cyclone furnaces were designed as an efficient, compact way to burn high-ash, high-sulfur coals to produce steam for power generation. The coals for which these units were designed typically produce a thick molten slag layer on the walls of each cyclone barrel. The slag coating catches the incoming coal and holds it until combustion is completed. When switching to Powder River Basin ("PRB") coal, however, the slag layer is usually too thin and watery to capture the coal, so the coal must burn in flight. Even though PRB coal burns faster than bituminous coal, there is just not enough time for combustion to be completed within the main furnace firebox. The result is usually unacceptable amounts of unburned carbon in the flyash as well as increased ash deposition, increased air emissions, and an unfavorable unit heat rate.

Another problem with PRB coal slag in a cyclone furnace is that it solidifies (freezes) abruptly during low-load operation when the cyclone temperature drops. Since these boilers rely on keeping the slag molten all the way to the slag tap (a drain on the furnace floor) in order to operate, the freezing problem can cause unplanned shutdowns and lost revenues. In order to keep the PRB coal slag molten, these units must be operated at high loads even during periods of low demand, which adversely affects power revenues. Finally, bottom ash is a more valuable commodity for sale to ash brokers than flyash. Many cyclone boilers that have converted to PRB coal have lost significant revenues from ash sales compared to the old days of burning high-ash coals.

ADA-249 is a patent-pending product designed to modify slag viscosity. ADA-249 is a blend of iron oxides, mineralizers, and flow enhancers, that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249 is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249 is fed by screw and belt conveyors to the coal feeders. ADA-ES and Arch are also investigating the blending of ADA-249 directly with the coal at the mine site, which would alleviate the need for any additional equipment at the utility. The addition of ADA-249 to the coal results in more coal burning in the cyclone, less carbon in the flyash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. ADA-ES designs and sells the delivery system and the continuing supply of chemical.

ADA-ES and Arch anticipate providing to their customers a long-term package of PRB coal, the ADA-249 chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249 fuel additive without making a significant capital investment. The companies will also handle the logistics of supply and system maintenance. During 2001, at a second ADA-249 demonstration site approximately $200,000 was invested in evaluating various feed systems for the product. Issues encountered with the previous feed system have been resolved and the mechanical design approach noted above allows for rapid scaling to larger and more profitable sized power plants. Blending of ADA-249 at the mine site may prove to be the preferable method.

Government Contracts
DOE FGC Contract
In September 1999, ADA-ES was awarded a $1 million DOE contract to develop an expanded line of flue gas conditioning agents. This project was initiated in January 2000 with an objective of developing a new family of flue gas conditioning products. These products are targeted for use at coal-fired power stations that are equipped with older and smaller cold-side electrostatic precipitators. Efforts during the first year helped to establish laboratory methodologies for evaluating trial formulations of chemical additives, preparing and evaluating trial quantities of additives, and beginning full-scale field trials of the most promising formulations. Three of the best performing conditioning agents were tested at full scale at the City of Ames power plant, and one showed improved performance when compared to the product currently being used at the plant. Refinements were made to the conditioning agents during 2001 and field trials began late in the year at a PacifiCorp plant. These tests are continuing into 2002 and a third demonstration site has been identified for another series of tests during the year. Commercial flue gas conditioning products may result from this work that will serve a new market segment of power plants for ADA-ES. Under terms of the cooperative agreement with the Department of Energy, ADA-ES will own the proprietary rights to any commercial products that are developed as a result of this work.

DOE Mercury Contract
ADA-ES began work on a Cooperative Agreement with the Department of Energy in October, 2000 to demonstrate full-scale mercury control systems at coal-fired power plants. During the three-year, $6.8 million project, integrated control systems are being installed and tested at four power plants. ADA-ES is responsible for managing the project including engineering, testing, economic analysis, and information dissemination functions. Power generating companies that have entered into contracts with ADA-ES are Alabama Power Company, Wisconsin Electric-Wisconsin Gas (WE-WG), and PG&E National Energy Group. During 2001 ADA-ES completed demonstration tests at two of the plants, with the remaining two tests scheduled for 2002. The first test site was Alabama Power's Gaston plant, which uses fabric filters to reduce particulate matter emissions. Tests using PAC at this site showed that 80-85 percent of the mercury was removed, with as much as 90 percent being removed at the highest performing periods during two weeks of testing. The WE-WG Pleasant Prairie Power Plant was the second site to be tested. This site is equipped with electrostatic precipitators for particle collection. Mercury-removal rates at this site using PAC ranged from 40 to 60 percent, with short-term peak removal rates being 60-70 percent. The Environmental Protection Agency is developing regulations that could require large mercury reductions at the nation's 1,100-plus coal units by 2007. Early DOE studies indicate that the cost to control these emissions will be $2-$5 billion annually. The company is positioning itself to be a key supplier of services to the market that is anticipated to be established by the EPA regulations. The markets that will be affected by new regulations are the same ones that ADA-ES currently operates within. In addition, the systems and products that are required for mercury controls fit well with the existing products and capabilities of ADA-ES.

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

Market for ADA-ES FGC Products and Services
The primary drivers for ADA-ES services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide and nitrogen dioxide, and toxic particles. In addition to environmental regulations, the coal burning electric power generation industry is also impacted by the ongoing deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs onto customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. ADA-ES has entered this market with its proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been in use.

ADA-ES' current FGC chemicals are applicable to an estimated 60 coal burning plants with higher temperature electro static precipitators (ESPs). Over the next 5 years, ADA-ES projects that it will sell to approximately 50% of that market. ADA-249 is applicable to approximate 50 cyclone furnaces in the US, and ADA-ES projects that it will sell to around 50% of that market. These projections are based upon current prices and technologies, which are in a constant state of flux. There can be no assurances that these projections will be met.

ADA-ES Competition
ADA-ES' primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. A typical ADA-ES system can cost between $300,000-600,000. The competitive advantages of ADA-ES' FGC technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The market for ADA-249 is just starting to emerge and no significant competition yet exists.

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

Supply of Chemical for ADA-ES Customers
ADA-ES negotiates blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. Such arrangements have been in place since the spring of 1999 and are generally renewed on an annual basis.

Calgary Facility
ESEC's facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feedstock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility routinely produced technical grade phosphoric acid through August 1999 when operations were suspended for lack of sufficient working capital. Efforts to re-start the facility for such operations have been frustrated by a general economic slowdown. Management is seeking sublease arrangements for other activities at the plant and is in the process of selling equipment that does not have general use. Proceeds from those sales will be reduce indebtedness secured by the plant in Calgary.

In the fourth quarter of 2001, ESEC recorded a non-cash write down totaling $2.1 million in the carrying value of the facility. The write down was made in recognition of the fact that capitalized costs are not expected to be recovered out of now planned future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable from sublease activities and sales of equipment. There can be no assurances that subleases can be arranged for the Calgary facility.

Mineral Properties and Other Business Matters
During 2001 Registrant did not plan nor did it conduct any significant exploration or development activities, but maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below). No significant exploration or development activities are planned in 2002.

Raw Materials.
ADA-ES purchases equipment from a variety of vendors for the engineered units it manufactures. Such equipment is available from numerous sources. ADA-ES purchases it proprietary chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and several such chemical suppliers can perform to ADA-ES' requirements.

Patents, Licenses and Franchises.
(See also the discussion above under the heading "ADA-ES Patents.") Registrant holds no patents, licenses, franchises or land contract that it considers material in light of its other assets.

Environmental Controls Are Increasing and Costly.
Insofar as ESI may engage in any significant mineral exploration and development activities, compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in any future activities. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 2002 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of our business. ESI has no significant activities planned on its mineral properties or prospects in 2002.

Seasonality of Activities.
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. ADA-ES' FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from ADA-ES are correspondingly reduced.

Dependence on Major Customers.
In 2001 ADA-ES supplied chemical and services to 6 FGC customers. It recognized 11% of its revenue from MidAmerican Energy Co. in Iowa, 11% from Alliant Power in Wisconsin, and 11% from Cleco Utility Group, Inc. in Louisiana. ADA-ES' own sales staff markets its technology through trade shows, mailings and direct contact with potential customers. During 2001 ADA-ES recognized 44% of its revenue from services provided under contracts to the U.S. government as discussed above in item 1(b). (See also Notes 3 and 10 to the Consolidated Financial Statement submitted in response to Item 7 below.) Registrant's other activities are not dependent upon one or a few major customers.

Research and Development Activities.
ADA-ES spent approximately $102,000 and $107,000 on research and development activities related to further development of its technology during 2001 and 2000, respectively.

Employees.
As of December 31, 2001 Registrant employed a total of 19 full-time personnel. Included in this number are 16 people employed by ADA-ES at its offices in Littleton, Colorado and 3 others at locations in Alabama and New Hampshire. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2.  Description of Property.

Registrant owns, controls and participates with others in mineral property interests in Colorado, Idaho, Montana, Nevada and Utah. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits are commercially viable. Registrant is not currently pursuing development of any of its exploration properties at this time. The following is summary information regarding Registrant's principal properties. For purposes of this item, Mineral Deposit or Mineralized Material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. ESI has no current plans for any significant mineral exploration or development activities in 2002, but intends to maintain its primary mineral interests.

Office Lease
Registrant leases a 6,500 square foot space in Littleton, CO where its executive offices and ADA-ES offices are located. The lease term on this space expires at the end of December 2002. Annual lease costs on this space amount to approximately $72,000.

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

(b) Emigrant Property.
In 1987 Registrant acquired fee ownership of two patented lode-mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization, which has not yet been fully delineated.

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

     (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 680 acres. All required lease payments were made in 2001. Mineralization on the 680 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties
(d) Calgary Facility.
Registrant owns a hydrometallurgical facility that produced purified phosphate products. The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12-acre site leased from the adjacent landowner. Efforts to re-start the facility for purified phosphate products have been frustrated by a general economic slowdown. Management is seeking sublease arrangements for other activities at the plant and is in the process of selling equipment that does not have general use.

Item 3.  Legal Proceedings.

During 2001 the landlord of the Calgary facility site asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site. In December 2001 the landlord threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, Registrant filed with the Court Of Queen's Bench of Alberta in the Judicial District of Calgary a Statement of Claim and a Notice of Motion. The Statement of Claim and the Motion seek injunctive relief restraining the landlord from interfering with use of the rail line. As of March 21, 2002 the landlord has not filed a detailed response to the Motion, but has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of Registrant's application. Registrant vigorously opposes the landlord's characterization of the cessation of operations and will continue to defend its rights for this rail line access to the site.

Registrant knows of no other reportable pending legal matters involving Registrant or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

Registrant's common stock currently trades on the OTCBB market under the symbol ESCI.

                          Price Ranges (high and low closing bid prices)
                                   2000                    2001
                                   ----                    ----
1st Quarter                   $ .41  -  .21           $ .37  -  .24
2nd Quarter                     .29  -  .14             .92  -  .25
3rd Quarter                     .28  -  .11             .79  -  .32
4th Quarter                     .43  -  .21             .45  -  .25

The price ranges shown are based on OTCBB quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one-cent par value, of Registrant as of March 15, 2002 was approximately 1,900; the approximate number of beneficial shareholders is estimated at 9,900.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The terms of the $1,000,000 debenture with Tectonic Construction Co. prohibit the payment of dividends without obtaining a written waiver.

Item 6. Management's Discussion and Analysis or Plan of Operations.

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

Liquidity and Capital Resources
Registrant had a positive working capital of $111,000 at 12/31/01. The amount represents an increase of $129,000 during the year from a deficit of $18,000 at 12/31/00. Management expects to further improve working capital through continued and improved cash flow at ADA-ES. However, there can be no assurances that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana and Iowa. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $2.0 million in revenues in 2002. Currently funding has been approved for approximately $1.7 million of that amount.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2002 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital.

In an effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Surplus equipment is being sold and subleasing arrangements are being sought, but discussions to date have not yet yielded substantial results.

Cash flow provided from operations totaled $592,000 for 2001 compared to $206,000 for 2000. The amount for 2001 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization and the write down of assets. Cash flow from investing activities for 2001 includes a use for capital expenditures of $131,000. Cash flow from financing activities in 2001 consisted of proceeds from the exercise of stock options of $33,000 and payments on notes payable of $151,000. Cash flow provided from operations in 2000 resulted primarily from the operating losses less non-cash charges for depreciation and amortization, and the write down of assets. Cash flow from investing activities for 2000 includes a use for capital expenditures of $213,000 and proceeds from the sale of land of $149,000. Cash flow from financing activities in 2000 consisted of proceeds from the exercise of stock options of $44,000 and payments on notes payable of $136,000.

Results of Operations
Revenues from sales totaled $5,571,000 in 2001 versus $4,251,000 in 2000. In 2001 and 2000 all significant revenues were generated by ADA-ES. Revenues for the year increased primarily due to increased work on government contracts. ADA-ES' government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Registrant believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. Two ADA-ES units, which were installed in 1999 under rental and lease arrangements, elected permanent systems to be installed in 2000.

Operating expenses increased significantly in 2001 as a result of the increased government contract work where profit margins are less than in ADA-ES' commercial activities. ADA-ES experienced positive gross margins in 2001 and 2000, but these were somewhat less than expected from routine operations and resulted from ADA-ES activities to establish further market acceptance and its market share for its flue gas conditioning technology. The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately $250,000 in 2001.

Consolidated research and development remained fairly constant in 2001 at $102,000 as compared to $107,000 in 2000. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses increased slightly to $2,154,000 in 2001 primarily as a result of the overall increased level of activity and revenues.

In the fourth quarter of 2001, Registrant recorded a non-cash write down totaling $2,088,000 in the carrying value of the facility. This write-down is in addition to a $2,873,000 non-cash write down recorded in 2000. The further write down was made in recognition of (i) the changed business climate after the events of September 11, 2001 which has made unlikely any near-term purified phosphate production at the facility and (ii) the fact that the remaining capitalized costs were not expected to be recovered out of the now anticipated future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable from the sale of surplus equipment and future subleasing of the building and site.

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $600,000 as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future us of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

Registrant's interest expense totaled approximately $226,000 for 2001 and $245,000 for 2000. Interest expense includes approximately $38,000 and $49,000 in 2001 and 2000, respectively, from the consolidation of results from the activities in Calgary.

In December 2000 the Calgary subsidiary signed an agreement with the Hong Kong Bank of Canada to settle approximately $400,000 of debt in default related to previous operations at the Calgary facility. ESI recognized an extraordinary gain of $248,000 in 2000 as a result of the settlement agreement.

Other non-operating income in 2000 includes a gain of $76,000 recognized upon the sale of a portion of a depleted mineral property.

Item 7.  Financial Statements.   (see pages F-1 through F-22)

Index to Financial Statements
Independent Auditor's Report
Financial Statements:
     Earth Sciences, Inc. and Subsidiaries
     Consolidated Balance Sheet, December 31, 2001
     Consolidated Statements of Operations, For the Years Ended December 31, 2001 and 2000 Consolidated Statement of Stockholders' Equity, For the Period from January 1, 2000 to December 31, 2001 Consolidated Statements of Cash Flows, For the Years Ended December 31, 2001 and 2000 Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                                                                 Term           First Became
      Name               Age       Position and Offices                         Expires           Director
      ----               ---       --------------------                         -------           --------
Ramon E. Bisque          70    Chairman of the Board of Directors            Annual Meeting         1963
                                                                               Date, 2002

Duane N. Bloom           68    Director and Secretary                              "                1963

Michael D. Durham        52    Director, President of ADA-ES, Member of            "                1997
                               the Audit Committee

Ronald B. Johnson        70    Director, Member of the Audit Committee             "                1999

Robert H. Lowdermilk     65    Director, Member of the Audit Committee             "                1990

Mark H. McKinnies        50    Director, President and Treasurer of ESI,           "                1983
                               Chief Financial Officer of ADA-ES

Rollie J. Peterson       54    Director, Member of the Audit Committee             "                2000


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 10.  Executive Compensation.

                           Summary Compensation Table

                                   Annual Compensation         Long Term Compensation Awards
                                   -------------------         -----------------------------
Name of Individual and                                                   Securities
Principal Position                 Year    Salary (1)  Other (2)    Underlying Options (#)
------------------------------------------------------------------------------------------
Michael D. Durham                  2001     $142,911    $34,270              -
President of ADA-ES and Director   2000     $132,021    $31,734           145,484
                                   1999     $120,973    $14,727              -

Mark H. McKinnies                  2001     $137,989    $33,698              -
Director, President and Treasurer  2000     $122,934    $31,734           140,792
CFO of ADA-ES                      1999     $107,263    $15,151              -

John F. Wurster                    2001     $298,844    $32,279              -
ADA-ES Vice President of Sales     2000     $338,185    $31,747           400,000
and Marketing                      1999     $262,368    $14,727              -
-----------------

(1) Salary amounts for Mr. McKinnies in 1999 include compensation paid in stock averaging 34% of the amount shown. The salary amounts for Mr. Wurster in 2001 and 2000 includes $170,438 and $22,009, respectively paid to Orion Issues
Management, Inc. on his behalf.

(2) Amounts represent pension and 401(k) deferrals and matching payments made to a qualified plan by Registrant for the benefit of the named individual. In all periods shown such amounts include stock issued by Registrant for a portion of such payments averaging approximately 50% of the amounts shown.


                          Options/SAR Grants in Last Fiscal Year
                          --------------------------------------

                             Individual Grants
               Number of Securities    % of Total Options
                Underlying Options    Granted to Employees   Exercise or Base   Expiration
Name                Granted (#)          in Fiscal Year        Price ($/Sh)      Date___
------------------------------------------------------------------------------------------
Michael D. Durham      -0-                     -                    -                -
Mark H. McKinnies      -0-                     -                    -                -
John F. Wurster        -0-                     -                    -                -


             Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
             ------------------------------------------------------------------------

                                              Number of Securities
                     Shares                       Underlying                Value of Unexercised
                    Acquired     Value        Unexercised Options                 Options
                  On Exercise   Realized         at FY-End (#)                   at FY-End
Name                  (#)         ($)     exercisable/not exercisable   exercisable/not exercisable
----                  ---         ---     ---------------------------   ---------------------------

Michael D. Durham    30,000      $6,900         72,742 / 72,742              $ 5,092 / $5,092
Mark H. McKinnies    25,000     ($5,000)        70,396 / 70,396              $ 4,928 / $4,928
John F. Wurster      25,000      $5,750        400,000 /      0              $28,000 /      0


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

                                                             Amount and Nature of
Name and Address                                             Beneficial Ownership    Percent of Class
----------------                                             --------------------    ----------------

Ramon E. Bisque (Chairman of the Board of Directors)              702,605 (1)              2.2%
9113 Fern Way
Golden, CO

Duane N. Bloom (Director and Secretary)                           526,765 (2)              1.6%
5565 Pine Ridge Rd.
Golden, CO

Michael D. Durham (Director and President of ADA-ES)            1,361,785 (3)              4.2%
5252 Lariat Drive
Castle Rock, CO

Robert H. Lowdermilk (Director)                                 1,731,114 (4)              5.1%
100 Cherry St.
Denver, CO

Ronald B. Johnson (Director)                                       75,121 (5)               *
4220 S. Allison St.
Littleton, CO


                                                             Amount and Nature of
Name and Address                                             Beneficial Ownership    Percent of Class
----------------                                             --------------------    ----------------

Mark H. McKinnies (Director, President of ESI, CFO of ADA-ES)     438,490 (6)              1.0%
27638 Pine Grove Trail
Conifer, CO

Rollie J. Peterson (Director)                                     304,750                   *
22486 County Road 73
Big Lake, MN

John F. Wurster (VP of Sales and Marketing of ADA-ES)             860,348 (7)              2.6%
3815 Spring Valley Trail
Evergreen, CO

Directors and Officers as a Group (7 individuals)               5,084,331 (8)             15.2%

----------
* Less than 1%.

Notes:

(1) Included in the amount shown are 1,000 shares registered in the name of Dr. Bisque's wife and 157,949 shares held in Dr. Bisque's pension fund account.

(2) Included in the amount shown are 7,725 shares registered in the name of Dr. Bloom's wife and 251,087 shares held in Dr. Bloom's pension fund account.

(3) Included in the amount shown are 72,742 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options and 194,477 shares held in Dr. Durham's pension fund account.

(4) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk, and 1,000,000 shares which Tectonic Construction Co. ("TCC") has the right to acquire beneficial ownership through convertible debt. Mr. Lowdermilk is the president and majority shareholder of TCC.

(5) Included in the amount shown are 60,688 shares registered in the name of Twin Kem International of which Mr. Johnson is the CEO.

(6) Included in the amount shown are 70,396 shares to which Mr. McKinnies has the right to acquire beneficial ownership through stock options and 182,690 shares held in Mr. McKinnies' pension fund account.

(7) Included in the amount shown are 400,000 shares to which Mr. Wurster has the right to acquire beneficial ownership through stock options and 208,718 shares held in Mr. Wurster's pension fund account.

(8) The amount shown includes 1,143,138 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.


Item 12.  Certain Relationships and Related Transactions.

(a) In 2000, Registrant re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. Assets of ESEC and ADA-ES collateralize these amounts. The Debenture and the Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly and are due in September 2003. TCC has the right to request by written notice, at least 90 days in advance, quarterly principal payment of $100,000; none of which have been requested to date. The Debenture is convertible by the holder into no more than 1,000,000 shares of Registrant's common stock at the conversion price of $.21 per share or the then current market price, whichever is lower.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1, 2.2 and 99.1 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibits 4.3 and 10.5 through 10.10 were filed as exhibits to Registrant's 1996 Form 10KSB, Exhibits 4.4, 4.5, and 10.11 through 10.13 were filed as exhibits to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.14, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB, Exhibit 4.6 and 10.16 were filed as exhibits to Registrant's 2000 Form 10KSB, all other such Exhibits were filed as exhibits to Registrant's 1993 Form 10KSB).

No.         Description
---         -----------

2.1         Stock Option and Exchange Agreement and exhibits among Earth
            Sciences, Inc. and ADA-ES, Inc., ADA Environmental Solutions LLC,
            ADA Technologies, Inc., C. Jean Bustard, John F. Wurster, Kenneth E.
            Baldrey and Cameron E. Martin dated April 30, 1997.
2.2         Amended and Restated Operating Agreement of ADA Environmental
            Solutions LLC, a Colorado Limited Liability Company, April 30, 1997.
3.1         Articles of Incorporation, as amended and restated.
3.2         By-laws.
4.3         Form of Convertible Debenture due March 31, 1999.
4.4         Form of Convertible Debenture due January 31, 1999.
4.5         Form of Convertible Debenture due March 31, 2000.
4.6         Amended and Restated 10% Convertible Debenture Due September 8, 2003
10.2        Lease dated April 3, 1978 between Western Co-operative Fertilizers,
            Limited and ESI Resources, Ltd.
10.5        Cerro Gordo Letter Agreement dated September 1, 1996 between
            Registrant and Martin Trost Associates.
10.6        Option Agreement dated January 20, 1997 between Registrant and
            Yankee Atomic Electric Company and Vermont Yankee Nuclear Power
            Corporation.
10.7        Letter of Intent among ADA Environmental Solutions LLC, ADA-ES, Inc.
            their respective members and shareholders and Registrant.
10.8        Securities Purchase Agreement dated March 21, 1997.
10.9        Registration Rights Agreement dated March 21, 1997.
10.10       Independent Contractor Agreement dated January 1, 1997 between
            Registrant and Twin-Kem International, Inc.
10.11       Subscription and Investment Agreement dated June 12, 1997 between
            Tectonic Construction Company and Registrant.
10.12       Assignment of Net Profits Interest dated November 1, 1997 from
            Registrant, ESI Resource Limited, and Earth Sciences Extraction
            Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear
            Power Corporation.
10.13       Letter Agreement dated January 9, 1998 between CODSA 14 S.A.,
            Registrant and Recursos Minerales VENESI C.A.
10.14       Letter of Intent dated January 28, 1999 between ESI Resource
            Limited, Earth Sciences Extraction Company and Chemical Interchange
            Company.
10.15       Securities Subscription Agreement dated February 1999
10.16       Amended and Restated Promissory Note dated September 8, 2000
10.17*      Market Development Agreement between Norit Americas Inc. and Earth
            Sciences, Inc. dated June 29, 2001
10.18*      Joint Venture and Co-Marketing Agreement by and between ADA
            Environmental Solutions, LLC and Arch Coal Sales Company dated
            January 1, 2002
21.1        Subsidiaries of Registrant.
23.1*       Consent of Hein + Associates LLP
99.1        Financial Statements of ADA Environmental Solutions LLC, December
            31, 1996

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
 (Registrant)

By /s/ Mark H. McKinnies                      /s/ Ramon E. Bisque
------------------------                      -------------------
Mark H. McKinnies, President                  Ramon E.  Bisque
and Principal Financial Officer               Chairman of The Board of Directors

Date:   March 25, 2002                        March 25, 2002
        --------------                        --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                           /s/ Robert H. Lowdermilk
-------------------                           -------------------------
Ramon E.  Bisque                              Robert H. Lowdermilk
Chairman of The Board of Directors            Director

March 25, 2002                                March 25, 2002
--------------                                --------------
Date                                          Date

/s/ Duane N. Bloom                            /s/ Michael D. Durham
------------------                            ---------------------
Duane N.  Bloom, Director                     Michael D. Durham, Director

March 25, 2002                                March 25, 2002
--------------                                --------------
Date                                          Date

/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies, Director

March 25, 2002
--------------
Date

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                              Financial Statements
                                December 31, 2001



                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - December 31, 2001...............................F-3

Consolidated Statements of Operations - For the Years Ended
 December 31, 2001 and 2000..................................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
 For the Years Ended December 31, 2001 and 2000..............................F-5

Consolidated Statements of Cash Flows - For the Years Ended
 December 31, 2001 and 2000..................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado


We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/  HEIN + ASSOCIATES LLP
-----------------------------
     HEIN + ASSOCIATES LLP


Denver, Colorado
March 7, 2002



                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2001

                                       ASSETS
                                       ------
CURRENT ASSETS:
    Cash and cash equivalents                                           $    536,000
    Trade receivables, with allowance for doubtful accounts of $5,000        496,000
    Factored receivables                                                     152,000
    Inventories                                                              327,000
    Prepaid expenses and other                                               132,000
                                                                        ------------
             Total current assets                                          1,643,000

PROPERTY, PLANT AND EQUIPMENT, at cost                                     1,315,000
    Less accumulated depreciation and amortization                          (655,000)
                                                                        ------------
             Net property, plant and equipment                               660,000

INTANGIBLE ASSETS, net of $1,568,000 in amortization                       2,096,000

OTHER ASSETS                                                                   7,000

ASSETS HELD FOR SALE, net                                                    400,000
                                                                        ------------
TOTAL ASSETS                                                            $  4,806,000
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
    Notes payables:
         Receivables sold with recourse                                 $    152,000
         Related parties                                                     200,000
         Others                                                               23,000
    Accounts payable                                                         336,000
    Accrued expenses                                                         182,000
    Current portion-capital lease obligations                                 18,000
    Deferred revenue                                                         621,000
                                                                        ------------
             Total current liabilities                                     1,532,000

LONG-TERM LIABILITIES:
    Capital lease obligations                                                 17,000
    Notes to related parties, net of current portion                       1,050,000
    Notes payable to vendors, net of current portion                         197,000
    Other liabilities                                                      1,005,000
                                                                        ------------
                                                                           2,269,000
COMMITMENTS AND CONTINGENCIES (Notes 5, and 8)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         32,745,000 shares issued and outstanding                            328,000
    Additional paid-in capital                                            28,573,000
    Accumulated deficit                                                  (26,059,000)
    Foreign currency translation adjustment                               (1,837,000)
                                                                        ------------
             Total stockholders' equity                                    1,005,000
                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,806,000
                                                                        ============


               See accompanying notes to these financial statements.


                                         F-3

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
REVENUE:
    Chemical sales, consulting and other          $  2,996,000     $  3,834,000
    Government contracts                             2,575,000          417,000
                                                  ------------     ------------
         Total revenues                              5,571,000        4,251,000

COST AND EXPENSES:
    Cost of government contracts                     1,678,000          227,000
    Other operating costs                            1,336,000        1,507,000
    General and administrative                       2,154,000        2,040,000
    Research and development                           102,000          107,000
    Depreciation and amortization                      928,000        1,008,000
    Impairment of assets                             2,088,000        2,873,000
                                                  ------------     ------------
         Total expenses                              8,286,000        7,762,000
                                                  ------------     ------------

OPERATING LOSS                                      (2,715,000)      (3,511,000)

OTHER INCOME (EXPENSE):
    Interest expense                                  (226,000)        (245,000)
    Other, net                                          20,000          107,000
                                                  ------------     ------------
             Total other income (expense)             (206,000)        (138,000)

LOSS BEFORE EXTRAORDINARY ITEM                      (2,921,000)      (3,649,000)

EXTRAORDINARY GAIN ON DEBT SETTLEMENT,
    net of income taxes of zero                           --            248,000
                                                  ------------     ------------

NET LOSS                                          $ (2,921,000)    $ (3,401,000)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          32,461,621       29,889,412
                                                  ============     ============

NET LOSS PER A SHARE
    (Basic and diluted):
    Before extraordinary item                     $       (.09)    $       (.12)
    Extraordinary gain                                    --                .01
                                                  ------------     ------------

NET LOSS PER SHARE
    (Basic and diluted)                           $       (.09)    $       (.11)
                                                  ============     ============



             See accompanying notes to these financial statements.




                          EARTH SCIENCES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       COMMON STOCK         ADDITIONAL
                                             ---------------------------     PAID-IN
                                                SHARES         AMOUNT        CAPITAL
                                             ------------   ------------   ------------
BALANCES, January 1, 2000                      26,560,000   $    266,000   $ 28,104,000

    Stock options exercised                     4,389,000         44,000           --
    Stock issued in conjunction with debt
         forgiveness                              250,000          2,000         55,000
    Related party debt converted to stock         100,000          1,000         32,000
    Stock issued to employees for services        880,000          9,000        176,000
    Net loss                                         --             --             --
                                             ------------   ------------   ------------

BALANCES, December 31, 2000                    32,179,000        322,000     28,367,000

    Stock options exercised                       115,000          1,000         57,000
    Stock issued to employees for services        451,000          5,000        149,000
    Net loss                                         --             --             --
                                             ------------   ------------   ------------

BALANCES, December 31, 2001                    32,745,000   $    328,000   $ 28,573,000
                                             ============   ============   ============


                  See accompanying notes to these financial statements.


                                           F-5



                           EARTH SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                        (Continued)



                                                              CUMULATIVE
                                             ACCUMULATED     TRANSLATION
                                               DEFICIT       ADJUSTMENTS        TOTAL
                                             ------------    ------------    ------------
BALANCES, January 1, 2000                    $(19,737,000)   $ (1,837,000)   $  6,796,000

    Stock options exercised                          --              --            44,000
    Stock issued in conjunction with debt
         forgiveness                                 --              --            57,000
    Related party debt converted to stock            --              --            33,000
    Stock issued to employees for services           --              --           185,000
    Net loss                                   (3,401,000)           --        (3,401,000)
                                             ------------    ------------    ------------

BALANCES, December 31, 2000                   (23,138,000)     (1,837,000)      3,714,000

    Stock options exercised                          --              --            58,000
    Stock issued to employees for services           --              --           154,000
    Net loss                                   (2,921,000)           --        (2,921,000)
                                             ------------    ------------    ------------

BALANCES, December 31, 2001                  $(26,059,000)   $ (1,837,000)   $  1,005,000
                                             ============    ============    ============


                  See accompanying notes to these financial statements.


                                        F-5(Con't)



                               EARTH SCIENCES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                          2001           2000
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(2,921,000)   $(3,401,000)
    Adjustments to reconcile net loss to net cash provided by
         operating activities:
             Depreciation and amortization                                 928,000      1,008,000
             Impairment of Calgary facility                              2,088,000      2,873,000
             Gain on extinguishment of debt                                   --         (248,000)
             Gain on sale of land                                             --          (69,000)
             Expenses paid with stock and options                          154,000        185,000
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                         (133,000)        (3,000)
                      Inventories                                         (284,000)       (18,000)
                      Other assets                                          24,000         30,000
                 Increase (decrease) in:
                      Accounts payable                                     174,000       (383,000)
                      Accrued expenses                                      (9,000)       248,000
                      Other liabilities                                    571,000        (16,000)
                                                                       -----------    -----------
         Net cash provided by operating activities                         592,000        206,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of land                                                --          149,000
    Capital expenditures                                                  (131,000)      (213,000)
                                                                       -----------    -----------
         Net cash used in investing activities                            (131,000)       (64,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt                          (151,000)      (136,000)
    Proceeds for exercise of stock options                                  33,000         44,000
                                                                       -----------    -----------
         Net cash used in financing activities                            (118,000)       (92,000)

INCREASE IN CASH AND CASH EQUIVALENTS                                      343,000         50,000

CASH AND CASH EQUIVALENTS, beginning of year                               193,000        143,000
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                 $   536,000    $   193,000
                                                                       ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                         $   158,000    $   269,000
                                                                       ===========    ===========
    Conversion of notes payable and debentures into stock              $      --      $    33,000
                                                                       ===========    ===========
    Stock and options issued for services                              $   154,000    $   185,000
                                                                       ===========    ===========
    Conversion of accounts payable into notes payable                  $    33,000    $      --
                                                                       ===========    ===========
    Exercise of stock options by cancellation of accrued liabilities   $    25,000    $      --
                                                                       ===========    ===========


                       See accompanying notes to these financial statements.


                                               F-6

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------------------

     Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiaries, ESI Resources Limited (ESIR), ADA Environment Solutions LLC
     (ADA), and ESI Chemicals, Inc. (ESIC). ADA has been consolidated with ESI and its subsidiaries since its acquisition, effective May 1, 1997. ESIC has been a dormant subsidiary since 1983. ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

     The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company also generates substantial revenue from government contracts. The Company sales occur principally throughout the United States. While the Company had improved financial results in the year 2001, continued improvements are required to improve liquidity. The Company anticipants that the Department of Energy contracts (Note 3), improved results at ADA, and reduced expenditures at the Calgary facility will further improve financial results and liquidity. Unsatisfactory operations of any of the ADA units could frustrate the Company's attempt to become profitable.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies and an ADA unit in the process of being installed at a utility.

     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts excluding government contracts. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. Except for the government contracts discussed in Note 3 below, the Company had no material long-term contracts in progress at December 31, 2001.

     Revenue Recognition - ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. ADA equipment sales are recognized when the equipment is delivered and installed and all return or buy back privileges have expired.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost. Since the Calgary facility was idled in August of 1999, depreciation has been provided on a straight-line basis using an estimated useful life of 15 years. Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 5 to 15 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income. Under the Company's current operating plan, it does not intend to ultimately mine its mineral properties, but rather, sell an interest in the properties to an industry partner for cash and/or a royalty. As a result, gains and losses from the sale of mineral properties are reflected in other income.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Intangible Assets - Intangible assets principally consist of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired (Goodwill) and amounts allocated to patents. Goodwill was amortized over a 10-year period through December 31, 2001. Beginning on January 1, 2002, Goodwill will no longer be amortized but will be subject to impairment testing (see new accounting pronouncements below). Acquired patents are being amortized over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life.

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. In the fourth quarter of 2001, a further evaluation of the solvent extraction facility was performed in light of the business climate after events of September 11, 2001. The estimated future undiscounted cash flows associated with the asset were compared to the asset's net carrying amount to determine if a write-down to market value or discounted cash flow value was required. The results of the test indicated that an impairment was required. The Company recorded impairments of $2,131,000 and $2,873,000 in 2001 and 2000, respectively to reduce the facility's carrying value to the estimated fair value.

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Loss Per Share - The loss per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All potential dilutive securities (totaling 2,608,000 at December 31, 2001) are antidilutive as a result of the Company's net loss for the years ended December 31, 2001 and 2000. Accordingly, basic and diluted EPS are the same for each year.

     Stock-Based Compensation - The Company records expense for stock options granted to employees by using APB 25, which requires expense to be recognized only to the extent the exercise price of the stock-based compensation is below the market price on the date of grant. Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method. Because the Company has elected not to adopt the fair value accounting described in SFAS No. 123 for employees, it is subject only to the disclosure requirements described in SFAS No. 123.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the impairment of and then remaining realizability of its extraction facility, mineral properties and intangibles, the deferred tax valuation allowance, as well as future decommissioning cost associated with its solvent extraction facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year. In addition, the Company enters into significant research contracts with the U.S. Government, which are subject to future audits. Pursuant to the contracts, the Company makes estimates of certain overhead and other rates, which may be adjusted as a result of such audits. At this time, the Company does not believe any future government audit will result in material adjustment to previously recorded revenues.

     Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 2001 and 2000.

     Segment Information - The Company follows SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified the following reportable segments: environmental technology and specialty chemicals, government contracts and natural resource exploration. The Company also has a segment which maintains an idle solvent extraction facility which was previously used for the production of purified phosphate products.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Impact of Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company has not yet performed a detail valuation analysis in connection with the initial adoption of these statements. However, it does not believe that the adoption of these statements will have a material effect on its financial position or cash flows. The Company does expect that the adoption of this statement will result in a reduction of amortization expense of approximately $388,000 per a year.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

2.   PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 2001 is summarized as follows:

                                                                     Estimated
                                                                    Useful Lives
                                                                    ------------

             Machinery and equipment                 $   832,000        10
             Furniture and fixtures                       98,000         5
             Land and mineral properties                 385,000
                                                     -----------

                                                     $ 1,315,000
                                                     ===========


     The Company's mineral properties include patented mining claims. These land and mineral properties are not in production. The recovery of the Company's investment in these assets is dependent upon future sales of the Company's interests therein or production from such assets. In addition, the Company leases or has options to lease various other claims. Such leases are cancelable at the option of the Company.

     The above table does not include the net assets of the Calgary facility. The Company intends to sell the equipment and other assets currently at the facility, but continues to investigate alternative uses for the building and related land under lease.

     The net assets as of December 31, 2001 can be summarized as follows:

               Plant and equipment                   $ 5,250,000
               Contingent net profits royalty         (4,850,000)
                                                     -----------
                                                     $   400,000

     Depreciation and amortization of property, plant and equipment for the years ended December 31, 2001 and 2000 was $535,000 and $616,000, respectively.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   GOVERNMENT CONTRACTS:
     ---------------------

     ADA is performing activities under two contracts awarded by the Department of Energy (the "DOE") that contributed a total of $2,575,000 and $417,000 to revenues in 2001 and 2000, respectively. ADA typically invoices the DOE monthly for estimated labor and expenditures plus overhead factors less a cost share amount. The total approved budgets amount to $8.56 million, including the Company's cost-share portion. DOE's share of the total approved budget amounts is $5.58 million of which $4.88 million has thus far been obligated and made available for payment.

4.   DEBT:
     ----

                                                                    December 31,
                                                                        2001
                                                                    -----------

       Vendors:
       -------

       Notes payable to companies. Interest at 10% and 11%, monthly payments of $4,000 beginning November 1, 2000 with a
       remaining amount due on September 1, 2003 and monthly
       payments of $1,000 continuing through January 2004 with a
       remaining amount due February 2004.                           $  220,000

       Related Parties:
       ---------------

       The Company has a note payable and a debenture to a
       stockholder/director. The note is for $250,000 and the
       debenture is for $1,000,000. Both instruments are payable in full on September 8, 2003. Both bear interest at the greater of prime plus 2% or 10% (10% at December 31, 2001). The
       holder can demand up to a $100,000 aggregate quarterly
       payment on both instruments combined with at least 90 days written notice. Beginning January 1, 2001, the instruments are convertible to common stock at the lesser of market or
       $.21 per share. The maximum number of shares that both can be converted into is 1,000,000 shares. The note is
       collateralized by all the assets of the Company except ADA's accounts receivable and certain intangible assets. Any
       amounts not converted will be repaid in cash. The Company
       has agreed to certain covenants on both instruments,
       including a covenant not to sell substantially all the
       assets of ESI or any subsidiary. The Company has negotiated a verbal agreement with the holder to allow for the sale of
       the ESEC assets.                                               1,250,000
                                                                     ----------
                                                                      1,470,000

              Less current portion                                     (223,000)
                                                                     ----------

       Long-term debt, net of current portion                        $1,247,000
                                                                     ==========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table shows maturities by year for all the Company's debt and assumes the related party noteholder will request a payment each quarter commencing April 1, 2001:

             2002                                                    $  223,000
             2003                                                     1,242,000
             2004                                                         5,000
                                                                     ----------
                                                                     $1,470,000
                                                                     ==========


     Receivables Factored With Recourse - In 1999, the Company entered into an agreement with a bank to factor, with recourse, selected existing and future accounts receivable to a maximum established credit limit for each of ADA's customers. The Company's recourse obligation is collateralized by ADA accounts receivable and other intangibles (excluding patents and patent rights). As of December 31, 2001, the face amount of receivables factored was $190,000 resulting in a recourse obligation of $152,000. The Company pays interest on its recourse obligation at prime plus 3 points and pays a fee of 1.75% of the face amount of the factored receivables. For financial presentation purposes, the related receivable and outstanding recourse liability have been included as an asset and liability, respectively, on the balance sheet.

     Extinguishment of Note - In 2000, ESEC negotiated a settlement with a financial institution to settle a $378,000 note. Under the terms of the settlement, the Company paid $50,000, agreed to pay $50,000 in March 2001 and issued 250,000 shares with a estimated fair value of $.23 per share to extinguish $405,000 in debt and accrued interest. The resulting $248,000 gain is reflected as an extraordinary item in the statement of operations for the year ended December 31, 2000.

5.   CONTINGENT NET PROFITS ROYALTY ON THE CALGARY PLANT:
     ---------------------------------------------------

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary facility operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2001 for $3,200,000, which increases $50,000 per year, but not to exceed $3,250,000. The Company's option expires in 2007, and if not exercised, the only payments will be the 10% net profit royalty from operations of the Calgary facility, if any. The Company had recorded this contingent future payment at the maximum amount.In 2001 in connection with the proposed sale of the equipment and other assets at the Calgary facility, the Company netted this contingent future payment with the assets held for sale (see Note 2), as the Company believes the likelihood that any future contingent payments will be made is remote, as a result of the changes in potential future operations at the facility. No net profits payments were made through December 31, 2001.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   INCOME TAXES:
     ------------

     Deferred tax assets related to U.S. operations are as follows and are comprised of the following at December 31, 2001:


                                                                        U.S.
                                                                     OPERATIONS
                                                                    ------------

         Deferred tax assets - non-current:
                 Tax effect of net operating loss carryforward      $ 2,287,000
                 Tax credit carryforwards                                13,000
                 Property basis differences                             168,000
                 Compensation related deferrals                         189,000
                                                                    -----------
         Deferred tax assets                                          2,657,000
         Less valuation allowance                                    (2,657,000)
                                                                    -----------
         Net deferred tax assets                                    $      --
                                                                    ===========


     The Company has remaining U.S. a net operating loss carryforwards at December 31, 2001 of approximately $6,165,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2003 through 2021. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability.

     The Company also has approximately $6,400,000 in Canadian tax assets, for which a full valuation allowance has been provided due to the status of the Canadian operations as held for sale. The Canadian tax assets include the tax effect of a net operating loss carryforward related to the Canadian subsidiary and operations which totaled $4,125,000 (U.S.).

     The utilization of these U.S. net operating loss carryforwards may be subject to restrictions because of the ownership changes of the Company that occurred as a result of issuances of the Company's securities. These restrictions will limit the amount of utilizable net operating loss carryforwards per year.

7.   STOCKHOLDERS' EQUITY:
     --------------------

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 2001, 15,000 shares remain available for award under the plan.



                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Option Exercises - In November 1999, the Company issued options with an exercise price of $.01 to replace obligations that arose from previous private placements. In 2000 the Company issued 4,398,000 shares of common stock for the exercise of these options and none remain outstanding.

     In 2001 the Company issued 115,000 shares to certain officers and employees upon the exercise of options for total consideration of $58,000.

     Shares Issued for Services - The Company issued 451,000 and 880,000 shares of common stock in 2001 and 2000, respectively, for the payments of approximately $154,000 and $185,000 of employment related expenses, based upon the per share value of unrestricted common stock at the time of exchanges.

     Stock Options - The following is a table of options issued during 2001 and 2000:

                                                                           Weighted
                                                                           Average
                                              Employees    Non-employee    Exercise
                                               Options       Options        Price
                                              ----------    ----------    ----------
     OPTIONS OUTSTANDING, January 1, 2000        405,000     5,179,000    $     0.22

             Options granted                   1,563,000          --            0.25
             Options Exercised                      --      (4,389,000)         (.01)
             Options expired                     (85,000)     (520,000)        (0.63)
                                              ----------    ----------    ----------

     OPTIONS OUTSTANDING, December 31, 2000    1,883,000       270,000          0.55
             Options Exercised                  (115,000)         --            (.53)
             Options expired                    (160,000)     (170,000)        (1.78)
                                              ----------    ----------    ----------

     OPTIONS OUTSTANDING, December 31, 2001    1,608,000       100,000          0.31
                                              ==========    ==========    ==========

     No options were granted in 2001. The weighted average remaining contractual life for all options as of December 31, 2001 was approximately 3.6 years.
     At December 31, 2001, 595,000 options with a weighted average exercise price of $.42 were fully vested and exercisable. The remaining 1,113,000 options with a weighted average exercise price of $.25 vest based on the earlier of specific achievements of individual employees or 5 years.


                                      F-15



                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     If not previously exercised, options outstanding at December 31, 2001, will expire as follows:



                                                                   Weighted
                                       Range                       Average
                                 --------------------  Number of   Exercise
               Year                 Low       High      Options     Price
               ----              ---------  ---------  ---------  ---------

               2002                 .28        .28        45,000    $ .28
               2002                1.00       1.50       100,000    $1.25
               2005                 .25        .25     1,563,000    $ .25
                                                       ---------
                                                       1,708,000
                                                       =========

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



                                                                                Year Ended December 31,
                                                                              --------------------------

                                                                                 2001           2000
                                                                              -----------    -----------

         Net loss per share applicable to other stockholders:
                As reported                                                   $(2,921,000)   $(3,401,000)
                Pro forma                                                     $(2,921,000)   $(3,694,000)
         Net loss per share applicable to other shareholders:
                As reported                                                   $      (.09)   $      (.11)
                Pro forma                                                     $      (.09)   $      (.12)


                                                   F-16

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     There were no options granted in 2001 and options granted in 2000 had an exercise price equal to the market price on the date of the grant. The fair value of each employee option granted in 2000 was approximately $.18 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------


         Expected volatility                            N/A                99%

         Risk-free interest rate                        N/A               5.75%

         Expected dividends                             N/A                --

         Expected terms (in years)                      N/A               5



8.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Calgary Lease Issues - The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC believes that the determination of when operations are permanently terminated is at its sole discretion. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $600,000 (recorded with other long-term liabilities) as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased premises. Although this Phase 1 study did not include any cost estimates, the landlord has estimated the costs substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding the future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

     During 2001 the landlord of the Calgary facility site asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site. In December 2001 the landlord threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, the Company filed a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. As of March 7, 2002 the landlord has not filed a detailed response to the Motion, but has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. The Company vigorously opposes the landlord's characterization of the cessation of operations and will continue to defend

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     its rights for this rail line access to the site. If the landlord is successful in asserting the termination of the rail line easement it could affect the future economic feasibility of operations at the Calgary plant. While there is secure truck access to the Calgary plant, the loss of the rail line easement could decrease the possibility of some alternative future uses of the Calgary plant. The financial implications of an adverse ruling are unknown, therefore the financial statements do not include any adjustment related to this matter.

     Profit Sharing Retirement Plan - The Company has a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $207,000 and $178,000 as the contributions for 2001 and 2000, respectively, based on a percentage of the eligible employees' annual compensation.

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $421,000 and accumulated amortization of $397,000 as of December 31, 2001. The following is a schedule of future minimum lease payments under capital leases at December 31, 2001. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)

               Year                                                  Amount
               ----                                                 ---------

               2002                                                 $  21,000
               2003                                                     6,000
               2004                                                     5,000
               2005                                                     5,000
               2006                                                     4,000
                                                                    ---------
                     Total Future minimum lease payments               41,000

               Less amount representing interest                       (6,000)
                                                                    ---------
                     Present value of net minimum lease payments       35,000

               Less current portion                                   (18,000)
                                                                    ---------
                                                                    $  17,000
                                                                    =========


     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $73,000 for each of the years ending December 31, 2001 and 2000. The total minimum rental commitments at December 31, 2001 was $72,000 for lease payments due in 2002.

     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. In 1999, this plan was terminated, however, the Company continues to be obligated to pay the accrued sabbatical benefits already earned. These benefits may be paid in cash or stock at the discretion of the Board of Directors. As of December 31, 2001, the Company has accrued a net of $185,000 in connection with this benefit.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     As discussed in Note 5, the Company can terminate the extraction liability at December 31, 2001 for $3,200,000. Management estimates the ultimate payment of the liability (based on anticipated production) will be significantly less than the settlement option at December 31, 2001. The amount the counterparty would be willing to settle this obligation for at December 31, 2001 cannot be determined, accordingly, management cannot estimate the fair value of this liability.

     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature or actual interest rates that approximate the Company's effective borrowing rate.

10.  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS AND
     -------------------------------------------------------------------
      UNCERTAINTIES:
      --------------

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with applicable accounting standards, the credit risk amounts shown do not take into account the value of any collateral or security. Financial instruments that subject the Company to credit risk consist principally of cash and cash equivalents and receivables.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2001 and 2000 were as follows (as a percentage of each entity's sales):

                Customer                                 2001        2000
                -------------------------------------  --------    --------
                    A (Government contracts)              44%         25%
                    B                                     11%         21%
                    C                                     11%         18%
                    D                                     11%         18%


     At December 31, 2001, approximately 79% of the Company's trade receivables were from five customers.

     A significant portion of ADA's revenue is derived from contracts with Department of Energy and chemical and equipment sales to coal-burning electric power plants.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  BUSINESS SEGMENT INFORMATION:
     ---------------------------

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing environmental technologies and specialty chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI, ESEC, and ADA, respectively. ESEC is located in Canada, and all its net assets, amounting to $430,000 are located in Canada ADA, including government contracts, which generally in the past has not been specifically segregated for internal financial reporting.


     ESI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.



                                   EARTH SCIENCES, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                ELIMINATING
                                       ESI           ESEC            ADA          ENTRIES    CONSOLIDATED
                                   -----------    -----------    -----------    -----------   -----------
2001
Revenues from external customers   $      --      $    20,000    $ 5,551,000    $      --     $ 5,571,000
                                   -----------    -----------    -----------    -----------   -----------
        Total revenue              $      --      $    20,000    $ 5,551,000    $      --     $ 5,571,000
                                   ===========    ===========    ===========    ===========   ===========

Interest expense                   $   126,000    $    27,000    $    73,000    $      --     $   226,000
Depreciation and amortization      $     3,000    $   427,000    $   498,000    $      --     $   928,000
Segment operating profit (loss)    $   (67,000)   $(2,640,000)   $   (51,000)   $      --     $(2,758,000)
Segment profit (loss)              $  (134,000)   $(2,666,000)   $  (121,000)   $      --     $(2,921,000)

Segment assets                     $   405,000    $    30,000    $ 4,371,000    $      --     $ 4,806,000
Expenditures for segment assets    $      --      $      --      $   131,000    $      --     $   131,000


                                                   F-21



                                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   ELIMINATING
                                        ESI            ESEC             ADA          ENTRIES     CONSOLIDATED
                                   ------------    ------------    ------------   ------------   ------------
2000
Revenues from external customers   $       --      $       --      $  4,251,000   $       --     $  4,251,000
                                   ------------    ------------    ------------   ------------   ------------
        Total revenue              $       --      $       --      $  4,251,000   $       --     $  4,251,000
                                   ============    ============    ============   ============   ============

Interest expense                   $     85,000    $     49,000    $    111,000   $       --     $    245,000
Depreciation and amortization      $      5,000    $    463,000    $    540,000   $       --     $  1,008,000
Segment operating profit (loss)    $   (223,000)   $ (3,528,000)   $    240,000   $       --     $ (3,511,000)
Segment profit (loss)              $   (216,000)   $ (3,314,000)   $    129,000   $       --     $ (3,401,000)

Segment assets                     $    401,000    $  7,384,000    $  3,558,000   $       --     $ 11,343,000
Expenditures for segment assets    $      8,000    $       --      $    205,000   $       --     $    213,000


                                                      F-22