Form 10QSB
period 2002-03-31
EARTH SCIENCES INC
filed 2002-05-10
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,744,932 Shares of Common Stock, one cent par value outstanding as of May 10, 2002.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             March 31, 2002


                                                                UNAUDITED
			ASSETS
                                                     (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    458
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                             572
  Factored receivables                                                83
  Inventories                                                        337
  Prepaid expenses and other        	                           149
                                                                    ----
      Total current assets	                                     1,599

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,340
    Less accumulated depreciation and amortization                  (683)
                                                                  ------
          Net property and equipment        	                     657

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $1,273 in amortization                      71
OTHER ASSETS                                                           7
                                                                  ------
TOTAL ASSETS       	                                        $  4,758

	                         	                              ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                              $    291
  Notes payable:
     Receivables sold with recourse                                   82
     Related party                                                   200
     Other	                                                          23
  Accrued expenses                                                   147
  Deferred revenues                                                  630
  Other current liabilities                                           12
                                                                   -----
	Total current liabilities                                    1,385

LONG-TERM LIABILITIES:
  Notes to related parties                                         1,050
  Other liabilities	                                           1,240
                                                                   -----
	                                                             2,290
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        327
  Additional paid-in capital                                      28,573
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,980)
                                                                  ------
	Total stockholders' equity                                   1,083
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $  4,758
                                                                  ======

See accompanying notes.

                           Earth Sciences, Inc. and Subsidiaries
                           Consolidated Statements of Operations
                        Three Months Ended March 31, 2002 and 2001

                                                          UNAUDITED
						               2002              2001
                (amounts in thousands, except shares and per share amounts)
REVENUES;
     Chemical sales, consulting and other       $  667             $  611
     Government contracts                          546                729
                                                 -----              -----
                                                 1,213              1,340

COST AND EXPENSES:
     Operating                                     586                731
     General and administrative                    457                475
     Research and development                       16                 16
     Depreciation and amortization                  29                244
                                                 -----              -----
          Total expenses                         1,088              1,466
                                                 -----              -----
OPERATING INCOME (LOSS)                            125               (126)

OTHER INCOME (EXPENSE):
     Interest expense                              (50)               (57)
     Other, net	                                   4                  2
                                                  ----               ----
          Total other income (expense)             (46)               (55)
                                                  ----               ----
NET INCOME (LOSS)                               $   79             $ (181)
                                                 =====              =====

NET INCOME (LOSS) PER COMMON SHARE -
   (Basic and Diluted)                           $  -               $(.01)
                                                  ====               ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: 32,745,000         32,271,000
                                            ==========         ==========

____________________________________________________________________________

                      Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Accumulated Deficit
                  Three Months Ended March 31, 2002 and 2001


                                                           UNAUDITED
                                                    (amounts in thousands)

                                                    2002              2001

Accumulated deficit as of January 1             $(26,059)         $(23,138)
Net income loss for the period                        79              (181)
                                                  ------            ------
Accumulated deficit as of March 31              $(25,980)         $(23,319)
                                                  ======            ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 2002 and 2001

                                                      UNAUDITED
                                              (amounts in thousands)
                                               2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  (181)        $  (260)
  Adjustments to reconcile net income(loss) to
   Net cash provided by(used in) operations:
    Depreciation and amortization                29             244
    Expenses paid with stock                     -               30
    Change in operating assets and liabilities (169)            305
                                               ----            ----
  Net cash provided by(used in)operating
   activities                                   (61)            398

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (11)            (48)
                                               ----            ----
  Net cash used by investing activities         (11)            (48)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                       (6)            (54)
  Proceeds from note payable                      -              33
                                                ----            ----
  Net cash used in financing activities          (6)            (21)
                                               ----            ----
Net increase(decrease)in cash and
  cash equivalents                              (78)            329

Cash and cash equivalents at beginning of
  period                                        536             193
                                               ----            ----
Cash and equivalents at end of period       $   458         $   522
                                               ====            ====

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash payments for interest                $   45          $    59
                                              ====             ====


See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2002

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2001 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The segment assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.


(amounts in thousands)
Quarter ended March 31, 2002
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   15 $1,198      $    -        $  1,213
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   -  $1,198      $    -        $  1,213
                        ====    ===  =====         ====          =====
Segment assets	       $ 351 $442 $3,965           -        $  4,758
Segment profit (loss)  $ (36) $ (12)$  127           -        $     79


Quarter ended March 31, 2001
                                              Eliminating
                         ESI    ESEC    ADA   Entries        Consolidated
Revenue from
external customers     $  -  $    -  $1,340   $    -        $  1,340
Intersegment revenues     -       -      -         -            -
                         ---    ----   ----       ----         -----
     Total revenue     $  - $     -  $1,340   $    -        $  1,340
                        ====   =====  =====      ====          =====
Segment assets	     $ 401 $ 7,272 $3,676        -        $ 11,349
Segment profit (loss)  $ (34)$  (173)$   26        -        $   (181)


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001.

Liquidity and Capital Resources
Registrant had a working capital of $214,000 at 3/31/02. Working capital has increased during the quarter from $111,000 at 12/31/01. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. Management expects to further improve working capital through continued and improved cash flow at ADA-ES. However, there can be no assurances that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, Wyoming and Iowa. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $2.0 million in revenues in 2002. Currently funding has been approved for approximately $1.7 million of that amount.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2002 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital.

In an effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Although limited discussions continued with parties interested in purified phosphate production, it is likely that surplus equipment may be sold and long-term subleasing arrangements will be sought. Discussions to date have not yet yielded substantial results.

Cash flow provided (used) in operations totaled ($61,000) for the first quarter of 2002 compared to $398,000 for the same period in 2001. The use in 2002 resulted primarily from advance payments received prior to year-end 12/31/01, not received during the first quarter, net of the operating income plus non-cash charges for depreciation and amortization, and changes in operating assets and liabilities. Cash flow from investing activities for 2002 includes a use for capital expenditures of $11,000. Cash flow from financing activities in the first quarter of 2002 consisted of payments on notes payable of $6,000. Cash flow from investing activities for 2001 includes a use for capital expenditures of $48,000. Cash flow from financing activities in the first quarter of 2001 consisted of payments on notes payable of $54,000 and proceeds from a note payable of $33,000.

Results of Operations
Revenues from sales totaled $1,193,000 in 2002 versus $1,370,000 in 2001. In 2001 and 2000 all significant revenues were generated by ADA-ES. Revenues for the period decreased due to reduced work on government contracts during the quarter as compared to the same period last year. ADA-ES' government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Registrant believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material.

Operating expenses also decreased during the 1st quarter of 2002 as compared to the same period in 2001 as a result of the decreased government contract work. The profit margins recognized on such contracts are generally less than in ADA-ES' commercial activities. ADA-ES has recognized positive gross margins in since 2000, but these were somewhat less than expected from routine operations and have resulted from ADA-ES activities to establish further market acceptance and its market share for its flue gas conditioning and ADA-249 products. The Company's continued and future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately $50,000 in the first quarter of 2001.

Consolidated research and development for the period remained constant in 2002 at $16,000. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased slightly to $458,000 in 2002 primarily as a result of the closure of ADA-ES' New England office as of 12/31/01 and the decreased level of revenues .

Registrant's interest expense totaled approximately $50,000 for the first quarter of 2002 and $57,000 for same period in 2001. In April 2002 ADA-ES entered into a $350,000 line of credit arrangement with Wells Fargo Bank to replace its accounts receivable factoring agreement and borrowed approximately $60,000 under the line to repay amounts advanced by the factoring arrangement. Reduced interest charges and fees are anticipated as a result of the new credit line.

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

Currently the Company is leasing portions of its facility in Calgary, and a substantial portion of the equipment not being used in leasing activities is held for sale. The Company is continuing to investigate alternative uses for other portions of the facility that are not held for sale or currently leased.

Although the Company continues to conduct business in Canada, as described above, should the Company change its strategy and elect to discontinue its operations in Canada, it will be required to recognize a $1,837,000 non-cash expense in the statement of operations for the Cumulative Translation Adjustment that is currently recorded in stockholders' equity as an offset. If the Company discontinues its business in Canada and this adjustment is made, it will have no effect on the Company's net equity.

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability approximately $600,000 as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future us of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

As of January 1, 2002 the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards
No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes specific criteria for the recognition of intangible and goodwill in business combinations. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The Company will routinely perform a detail valuation analysis in connection with the application of these statements, which may result in future charges. However, it does not believe that the application of these statements will have a material effect on its future financial position or cash flows. In the first quarter of 2002 the adoption of these statements resulted in a reduction of amortization expense of approximately $97,000 as compared to the same period in 2001. Had these statements been adopted at the beginning of 2001, the Company's loss for the first quarter of 2001 would have been reduced to ($84,000) and the loss per share would have been less than ($.01).

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities - None.

Item 6.  Exhibits and Reports on Form 8-K
	(a) Exhibits - No change from Item 13 of Registrant's 2001
Form 10-KSB.

	(b) Forms 8-K -  None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    Earth Sciences, Inc.
						    Registrant

Date:  May 10, 2002          /s/ Mark H. McKinnies
                            ---------------------
                                Mark H. McKinnies
                      President and Chief Financial Officer