Form 10QSB/A
period 2002-03-31
EARTH SCIENCES INC
filed 2002-05-30
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB/A
                            Amendment #1 to Part I, Item 1
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


                                                                UNAUDITED
			ASSETS
                                                     (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    458
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                             572
  Factored receivables                                                83
  Inventories                                                        337
  Prepaid expenses and other        	                           149
                                                                    ----
      Total current assets	                                     1,599

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,340
    Less accumulated depreciation and amortization                  (683)
                                                                  ------
          Net property and equipment        	                     657

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $1,273 in amortization                      71
OTHER ASSETS                                                         407
                                                                  ------
TOTAL ASSETS       	                                        $  4,758

	                         	                              ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                              $    291
  Notes payable:
     Receivables sold with recourse                                   82
     Related party                                                   200
     Other	                                                          23
  Accrued expenses                                                   147
  Deferred revenues                                                  630
  Other current liabilities                                           12
                                                                   -----
	Total current liabilities                                    1,385

LONG-TERM LIABILITIES:
  Notes to related parties                                         1,050
  Other liabilities	                                           1,240
                                                                   -----
	                                                             2,290
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        327
  Additional paid-in capital                                      28,573
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,980)
                                                                  ------
	Total stockholders' equity                                   1,083
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $  4,758
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

					    Earth Sciences, Inc.
						    Registrant

Date:  May 30, 2002          /s/ Mark H. McKinnies
                            ---------------------
                                Mark H. McKinnies
                      President and Chief Financial Officer