Form 10QSB
period 2002-06-30
EARTH SCIENCES INC
filed 2002-08-14
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,990,957 Shares of Common Stock, one cent par value outstanding as of August 9, 2002.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             June 30, 2002


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $    31
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,028
  Inventories                                                        344
  Prepaid expenses and other        	                           171
                                                                    ----
      Total current assets	                                     1,574

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,343
    Less accumulated depreciation and amortization                  (710)
                                                                   ------
          Net property and equipment        	                     633

INTANGIBLE ASSETS, net of $1,570 in amortization                   2,095
OTHER ASSETS                                                         407
                                                                  ------
TOTAL ASSETS       	                                         $ 4,709
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   385
  Notes payable:
     Related party                                                   200
     Other	                                                         123
  Accrued expenses                                                   134
  Other current liabilities                                          569
                                                                   -----
	Total current liabilities                                    1,411

LONG-TERM LIABILITIES:
  Notes to related parties                                           950
  Other liabilities	                                           1,170
                                                                   -----
	                                                             2,120
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        330
  Additional paid-in capital                                      28,650
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,965)
                                                                  ------
	Total stockholders' equity                                   1,178
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 4,709
                                                                  ======

See accompanying notes.

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2002 and 2001

			                              UNAUDITED
                                                  2002                 2001
                        (amounts in thousands, except per share amounts)
	                                     3 Mos.   6 Mos.    3 Mos.   6 Mos.
REVENUES:
     Chemical sales, consulting and other	 $  597    1,264       658    1,269
     Government contracts                     645    1,191       528    1,257
                                            -----    -----     -----    -----
        Total revenues                      1,242    2,455     1,186    2,526

COST AND EXPENSES:
    Operating                                 594    1,180       609    1,340
    General and administrative                525      983       473      949
    Research & development                     38       53        15       31
    Depreciation and amortization              29       58       227      471
                                            -----    -----     -----    -----
             Total expenses                 1,186    2,274     1,324    2,791
                                            -----    -----     -----    -----
OPERATING INCOME (LOSS)                        56      181      (138)    (265)
OTHER INCOME (EXPENSE):
    Interest expense                          (42)     (92)      (51)    (108)
    Other, net                                  1        5        (1)       2
                                            -----    -----     -----    -----
     Total other income (expense)             (41)     (87)      (52)    (106)
                                            -----    -----     -----    -----
NET INCOME (LOSS)                          $   15       94      (190)    (371)
                                           ======   ======    ======   ======
NET INCOME (LOSS) PER COMMON Share (Basic
 and Diluted):                              $ .00      .00      (.01)    (.01)
                                             ====     ====      ====     ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (000's):                      32,864   32,805    32,329   32,282
                                           ======   ======    ======   ======
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 2002 and 2001
                                            UNAUDITED
     	                                  2002          2001
                                      (amounts in thousands)

Accumulated deficit as of January 1 $ (26,059)      (23,138)
Net loss for the period	                   94          (371)
                      		       --------      --------
Accumulated deficit as of June 30   $ (26,965)      (23,509)
			                     ======	     ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2002 and 2001

                                                                UNAUDITED
                                                           2002         2001

                                                         amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $    94     $  (371)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                           58         471
      Expenses paid with stock            		        76          75
  	Change in operating assets and liabilities  	      (657)       (132)
   Net decrease in other assets and liabilities              (45)        (11)
                                                           -----       -----
       Net cash provided(used)by operating activities       (474)         32

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	             (30)        (78)
                                                           -----       -----
	Net cash used by investing activities                  (30)        (78)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			     (101)         (74)
  Proceeds from issuance of common stock	                   -            16
  Proceeds from notes payable	                              100           33
                                                          -----        -----
	Net cash used by financing activities                  (1)         (25)
                                                          -----        -----
Net decrease in cash and cash equivalents                  (505)         (71)

Cash and cash equivalents at beginning of period            536          193
                                                          -----        -----
Cash and equivalents at end of period 			   $   31      $   122
                                                          =====        =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $   88      $   105
                                                          =====        =====

See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2002

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


(amounts in thousands)
Six months ended June 30, 2002
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Total revenue          $  -  $    21 $2,434      $    -        $  2,455
Segment assets	     $ 350  $  471 $3,888           -        $  4,709
Segment profit (loss)  $ (65) $  (47)$  206           *        $     94


Six months ended June 30, 2001
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Total revenue          $   -  $   -  $2,526      $    -        $  2,526
Segment assets         $ 409  $7,266 $3,446           -        $ 11,121
Segment profit (loss)  $ (66)$  (290)$ (15)           *        $   (371)

* There were no profits on intersegment revenues.

(3) Impact from Application of SFAS 142
In the first six months of 2002 the adoption of SFAS 142 resulted in a reduction of amortization expense of approximately $194,000 as compared to the same period in 2001. Had this statement been adopted at the beginning of 2001, the Company's loss for the first six months of 2001 would have been reduced to ($177,000) and the loss per share for the six month period ended 6/30/01 would have been less than ($.01).

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

Liquidity and Capital Resources
Registrant had a working capital of $163,000 at 6/30/02. Working capital has increased during the first six months of the year from $111,000 at 12/31/01. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. However, there can be no assurances that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the units currently in-place in Wisconsin, Louisiana, and Iowa. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $2.0 million in revenues in 2002. Currently funding has been approved for approximately $1.7 million of that amount.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2002 are estimated at $150,000. Registrant expects to fund these requirements out of existing working capital.

In an effort to reduce cash flow deficits from the Calgary facility, as of August 31, 1999, management suspended production. Although limited discussions continue with parties interested in purified phosphate production, it is likely that surplus equipment may be sold and long-term subleasing arrangements will be sought. Discussions to date have not yet yielded substantial results.

Cash flow provided (used) in operations totaled ($474,000) for the first quarter of 2002 compared to $32,000 for the same period in 2001. The use in 2002 resulted primarily from advance payments received prior to year-end 12/31/01, not received during the first six months, net of the operating income plus non-cash charges for depreciation and amortization, and changes in other operating assets and liabilities. Cash flow from investing activities for 2002 includes a use for capital expenditures of $30,000. Cash flow from financing activities in the first quarter of 2002 consisted of payments on notes payable of $101,000 and proceeds from a recently approved line of credit of $100,000. Cash flow from investing activities for 2001 includes a use for capital expenditures of $78,000. Cash flow from financing activities in the first six months of 2001 consisted of payments on notes payable of $74,000, proceeds from a note payable of $33,000 and proceeds from the issuance of common stock related to the exercise of certain options of $16,000.

Results of Operations
Revenues from sales totaled $2,455,000 in 2002 versus $2,526,000 in 2001. In 2002 and 2001 all significant revenues were generated by ADA-ES. Revenues for the period decreased due the timing of work on government contracts during the period as compared to the same period last year. ADA-ES' government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Registrant believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. Revenues from government contracts for the first six months of 2001 and 2002 include amounts from the adjustment of certain estimated overhead rates from the prior year. These amounts have increased revenues by $113,000 and $222,000 in 2001 and 2002, respectively.

Operating expenses also decreased during the first six months of 2002 as compared to the same period in 2001 as a result of the decreased government contract work. The profit margins recognized on such contracts are generally less than in ADA-ES' commercial activities. In spite of the low gross margins produced by government contracts, the Company plans to continue to use government programs to fund its technology development and commercialization efforts. The Company has submitted several multi-million dollar proposals to the government to continue to fund products for sale into the rapidly developing mercury control market. DOE has estimated that this market will become a $2-5 billion per year industry by 2007 based upon expected new environmental regulations.

ADA-ES has recognized positive gross margins in since 2000, but these were some-what less than anticipated from routine operations and have resulted from ADA-ES activities to establish further market acceptance and its market share for its flue gas conditioning and ADA-249 products. The Company's continued and future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately $66,000 in the first six months of 2001 as compared to the same period in 2002.

Consolidated research and development for the period increased slightly in 2002 to $53,000 as compared to $31,000 for the same period in 2001. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses increased slightly to $983,000 in 2002 primarily as a result of the lower level of work on government contracts during the period which work tends to absorb general expenses.

Registrant's interest expense totaled approximately $92,000 for the first six months of 2002 and $108,000 for same period in 2001. In April 2002 ADA-ES entered into a $350,000 line of credit arrangement with Wells Fargo Bank to replace its accounts receivable factoring agreement. As of 6/30/02 ADA-ES had borrowed approximately $100,000 under the line to offset higher receivable balances that were otherwise funded by the factoring arrangement. Reduced interest charges and fees are anticipated as a result of the new credit line.

In the fourth quarter of 2001, Registrant recorded a non-cash write down totaling $2,088,000 in the carrying value of the Calgary facility. This write-down is in addition to a $2,873,000 non-cash write down recorded in 2000. The further write down was made in recognition of (i) the changed business climate after the events of September 11, 2001 which has made unlikely any near-term purified phosphate production at the facility and (ii) the fact that the remaining capitalized costs were not expected to be recovered out of the now anticipated future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable from the sale of surplus equipment and future subleasing of the building and site. Such write-down has reduced the depreciation expense recorded by Registrant in the amount of $215,000 for the six month period ended June 30, 2002 as compared to the same period in 2001.

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

As of January 1, 2002 the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes specific criteria for the recognition of intangible and goodwill in business combinations. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.
The Company will routinely perform a detail valuation analysis in connection with the application of these statements, which may result in future charges. However, it does not believe that the application of these statements will have a material effect on its future financial position or cash flows. In the first six months of 2002 the adoption of these statements resulted in a reduction of amortization expense of approximately $194,000 as compared to the same period in 2001. Had these statements been adopted at the beginning of 2001, the Company's loss for the first six months of 2001 would have been reduced to ($177,000) and the loss per share would have been less than ($.01).

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities - None.

Item 6.  Exhibits and Reports on Form 8-K
      (a)	Exhibits -  99.1     Certification Pursuant to 18 U.S.C. Section
1350.  No other changes from Item 13 of Registrant's 2001 Form 10-KSB.

	(b) Forms 8-K -  None.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	       	                          Earth Sciences, Inc.
		                                Registrant

Date:  August 14, 2002                     /s/ Mark H. McKinnies
                                           -----------------------------

                                               Mark H. McKinnies
                                      President and Chief Financial Officer