Form 10QSB
period 2002-09-30
EARTH SCIENCES INC
filed 2002-11-14
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,131,749 Shares of Common Stock, one cent par value outstanding as of November 8, 2002.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             September 30, 2002


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $   232
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                             641
  Inventories                                                        353
  Prepaid expenses and other        	                           173
                                                                    ----
      Total current assets	                                     1,399

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,346
    Less accumulated depreciation and amortization                  (738)
                                                                   ------
          Net property and equipment        	                     608

INTANGIBLE ASSETS, net of $1,572 in amortization                   2,100
OTHER ASSETS                                                         403
                                                                  ------
TOTAL ASSETS       	                                         $ 4,510
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   221
  Notes payable:
     Related party                                                   200
     Other	                                                          23
  Accrued expenses                                                   169
  Other current liabilities                                          534
                                                                   -----
	Total current liabilities                                    1,147

LONG-TERM LIABILITIES:
  Notes to related parties                                           950
  Other liabilities	                                           1,190
                                                                   -----
	                                                             2,140
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        330
  Additional paid-in capital                                      28,650
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,920)
                                                                  ------
	Total stockholders' equity                                   1,223
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 4,510
                                                                  ======

See accompanying notes.

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2002 and 2001

			                              UNAUDITED
                                                  2002                 2001
                        (amounts in thousands, except per share amounts)
	                                     3 Mos.   9 Mos.    3 Mos.   9 Mos.
REVENUES:
     Chemical sales, consulting and other	 $  715    1,982       875    2,141
     Government contracts                     731    1,922       852    2,109
                                            -----    -----     -----    -----
        Total revenues                      1,446    3,904     1,727    4,250

COST AND EXPENSES:
    Operating                                 678    1,858     1,082    2,422
    General and administrative                668    1,651       538    1,487
    Research & development                     14       67         9       40
    Depreciation and amortization              29       87       229      700
                                            -----    -----     -----    -----
             Total expenses                 1,389    3,663     1,858    4,649
                                            -----    -----     -----    -----
OPERATING INCOME (LOSS)                        57      241      (131)    (399)
OTHER INCOME (EXPENSE):
    Interest expense                          (39)    (131)      (63)    (171)
    Other, net                                 24       29         5        7
                                            -----    -----     -----    -----
     Total other income (expense)             (15)    (102)      (58)    (164)
                                            -----    -----     -----    -----
NET INCOME (LOSS)                          $   42      139      (189)    (563)
                                           ======   ======    ======   ======
NET INCOME (LOSS) PER COMMON Share (Basic
 and Diluted):                              $ .00      .00      (.01)    (.01)
                                             ====     ====      ====     ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (000's):                      32,990   32,867    32,598   32,384
                                           ======   ======    ======   ======
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Nine Months Ended September 30, 2002 and 2001
                                            UNAUDITED
     	                                  2002          2001
                                      (amounts in thousands)

Accumulated deficit as of January 1 $ (26,059)      (23,138)
Net loss for the period	                  139          (563)
                      		       --------      --------
Accumulated deficit as of June 30   $ (26,920)      (23,701)
			                     ======	     ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Nine Months Ended June 30, 2002 and 2001

                                                                UNAUDITED
                                                           2002         2001

                                                         amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $   139     $  (563)
  Adjustments to reconcile net loss to net cash
   used in operations:
  	Depreciation and amortization                           87         700
      Expenses paid with stock            		        79          85
  	Change in operating assets and liabilities  	      (446)        (93)
   Net decrease in other assets and liabilities             (118)        (29)
                                                           -----       -----
       Net cash provided(used)by operating activities       (259)        100

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	             (40)       (106)
                                                           -----       -----
	Net cash used by investing activities                  (40)       (106)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			     (105)         (81)
  Proceeds from issuance of common stock	                   -            33
  Proceeds from notes payable	                              100           33
                                                          -----        -----
	Net cash used by financing activities                  (5)         (15)
                                                          -----        -----
Net decrease in cash and cash equivalents                  (304)         (21)

Cash and cash equivalents at beginning of period            536          193
                                                          -----        -----
Cash and equivalents at end of period 			   $  232      $   172
                                                          =====        =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $  124      $   135
                                                          =====        =====

See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2002

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


(amounts in thousands)
Nine months ended September 30, 2002
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Total revenue          $  -  $    30 $3,874      $    -        $  3,904
Segment assets	     $ 347  $  455 $3,708           -        $  4,510
Segment profit (loss)  $ (90) $  (97)$  326           *        $    139


Nine months ended September 30, 2001
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Total revenue          $   -  $   10 $4,240      $    -        $  4,240
Segment assets         $ 398  $7,084 $3,512           -        $ 10,994
Segment profit (loss)  $(106)$  (430)$ (27)           *        $   (563)

* There were no profits on intersegment revenues.

(3) Impact from Application of SFAS 142
In the first nine months of 2002 the adoption of SFAS 142 resulted in a reduction of amortization expense of approximately $276,000 as compared to the same period in 2001. Had this statement been adopted at the beginning of 2001, the Company's loss for the first nine months of 2001 would have been reduced to ($287,000) and the loss per share for the nine month period ended 9/30/01 would have been ($.01).

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

Liquidity and Capital Resources
Registrant had a working capital of $252,000 at 9/30/02. Working capital has increased during the first nine months of the year from $111,000 at 12/31/01. Management expects to further increase working capital through continued and improved cash flow at ADA-ES. However, there can be no assurances that the positive cash flow that has been achieved at ADA-ES will continue.

For ADA-ES, the continuation of positive cash flow is dependent upon the successful ongoing operation of the flue gas conditioning units currently in-place in Wisconsin, Louisiana, and Iowa. Unsatisfactory operations at any of the units operating could frustrate such continuation. ADA-ES is also performing services under two DOE contracts, which are expected to produce an estimated $2.4 million in revenues in 2002. Currently funding has been approved for approximately $1.7 million of that amount. The DOE has approved another contract for which services will commence in the fourth quarter of 2002 and continue for approximately one year. The total value of the contract is $2.4 million of which the DOE will contribute $1.4 million while ADA-ES and a group of power industry participants will fund the remaining balance of $1 million. The ADA-ES share of the balance is estimated at 20%.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2002 are estimated at $70,000. Registrant expects to fund these requirements out of existing working capital.

In an effort to reduce cash flow deficits from the Calgary facility, management suspended production, as of August 31, 1999. Although limited discussions continue with parties interested in purified phosphate production, it is likely that surplus equipment will be sold and long-term subleasing arrangements will be sought. Sub-leasing discussions to date have not yet yielded substantial results. The Company is funding operating requirements and legal expenses, net of modest rental income, out of working capital. Such expenses are estimated at approximately $130,000 per year.

Cash flow provided (used) in operations totaled ($259,000) for the first nine months of 2002 compared to $100,000 for the same period in 2001. The use in 2002 resulted primarily from advance payments received prior to year-end 12/31/01, not received in the first months of 2002, net of the operating income plus non-cash charges for depreciation and amortization, and changes in other operating assets and liabilities. Cash flow from investing activities for 2002 includes a use for capital expenditures of $40,000. Cash flow from financing activities in the first nine months of 2002 consisted of payments on notes payable of $105,000 and proceeds from a recently approved line of credit of $100,000. Cash flow from investing activities for 2001 includes a use for capital expenditures of $106,000. Cash flow from financing activities in the first nine months of 2001 consisted of payments on notes payable of $81,000, proceeds from a note payable of $33,000 and proceeds from the issuance of common stock related to the exercise of certain options of $33,000.

Results of Operations
Revenues from sales totaled $3,904,000 in 2002 versus $4,250,000 in 2001. In 2002 and 2001 all significant revenues were generated by ADA-ES. Revenues for the period were less than the same period last year due to a reduced pace of work on government contracts and lower revenues from equipment sales and leasing from flue gas conditioning activities. ADA-ES' government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Registrant believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. Revenues from government contracts for the first nine months of 2001 and 2002 include amounts from the adjustment of certain estimated overhead rates from the prior year. These amounts have increased revenues by $113,000 and $222,000 in 2001 and 2002, respectively.

Operating expenses also decreased during the first nine months of 2002 as compared to the same period in 2001 as a result of the decreased government contract work and decreased costs of sales. The profit margins recognized on government contracts are generally less than in ADA-ES' commercial activities. In spite of the lower gross margins produced by government contracts, the Company plans continued use of such programs to fund its technology development and commercialization efforts. The Company has submitted several multi-million dollar proposals to the government to continue to fund products for sale into the rapidly developing mercury emission control market. Announcement of the award of contracts on those proposals is expected in the first quarter of 2003. DOE has estimated the mercury emission control market will become a $2-5 billion per year industry by 2007 based upon expected new environmental regulations now working their way through the legislative process.

ADA-ES has recognized positive gross margins in since 2000, and these margins are expected to improve as ADA-ES works to further establish market acceptance and develop its market share for its flue gas conditioning and ADA-249 products. The Company's continued and future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately $143,000 in the first nine months of 2001 as compared to the same period in 2002.

Consolidated research and development for the period primarily related to commercialization of mercury emission control and ADA 249 increased slightly in 2002 to $67,000 as compared to $40,000 for the same period in 2001. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses increased to $1,651,000 in 2002 as a result of increased legal expenses and the lower level of work on government contracts during the period which work tends to absorb general expenses.

Registrant's interest expense totaled approximately $131,000 for the first nine months of 2002 and $171,000 for same period in 2001. In April 2002 ADA-ES entered into a $350,000 line of credit arrangement with Wells Fargo Bank to replace its accounts receivable factoring agreement. As of 9/30/02 ADA-ES had no outstanding borrowings under the line, which is used when needed to offset higher receivable balances that were otherwise funded by the factoring arrangement. Reduced interest charges and fees have resulted from the new credit line.

In the fourth quarter of 2001, Registrant recorded a non-cash write down totaling $2,088,000 in the carrying value of the Calgary facility. This write-down is in addition to a $2,873,000 non-cash write down recorded in 2000. The further write down was made in recognition of (i) the changed business climate after the events of September 11, 2001 which has made unlikely any near-term purified phosphate production at the facility and (ii) the fact that the remaining capitalized costs were not expected to be recovered out of the now anticipated future operations. The write down reduced the net asset carrying value to a level that management believes will be recoverable from the sale of surplus equipment and future subleasing of the building and site. Such write-down has reduced the depreciation expense recorded by Registrant in the amount of $320,000 for the nine month period ended September 30, 2002 as compared to the same period in 2001.

Currently the Company is subleasing portions of its facility in Calgary, and a substantial portion of the equipment not being used in leasing activities is held for sale. The Company is continuing to investigate alternative uses for other portions of the facility that are not held for sale or currently leased.

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

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability approximately $600,000 as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

During 2001 the landlord of the Calgary facility site asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, the Company filed a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement, requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. The Company vigorously opposes the landlord's characterization of the cessation of operations, the termination of the easement and site lease and that any amounts are due for reclamation of the site. To the best of management's knowledge and belief, the Company is in compliance with all permits and licenses issued for the
construction and operation of the facility.   The Company will
continue to defend its rights for this rail line access to the site and the validity of the site lease. The Company has until November 30th to file its response to the Counterclaim. If the landlord is successful in asserting the termination of the rail line easement and site lease, it would severely affect the future economic feasibility of any operations at the Calgary plant. While there is secure truck access to the Calgary plant, the loss of the rail line easement could decrease the possibility of some alternative future uses of the Calgary plant. The financial implications of an adverse ruling are unknown, therefore the financial statements do not include any adjustment related to this matter.
As of January 1, 2002 the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards
No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes specific criteria for the recognition of intangible and goodwill in business combinations. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The Company will routinely perform a detail valuation analysis in connection with the application of these statements, which may result in future charges. However, it does not believe that the application of these statements will have a material effect on its future financial position or cash flows. In the first nine months of 2002 the adoption of these statements resulted in a reduction of amortization expense of approximately $291,000 as compared to the same period in 2001. Had these statements been adopted at the beginning of 2001, the Company's loss for the first nine months of 2001 would have been reduced to ($287,000) and the loss per share would have been less than ($.01).

Critical Accounting Policies and Estimates
As previously discussed, the Company's critical accounting policies and estimates include the estimated reclamation liability recorded in connection with the Calgary facility.

Other significant estimates used in preparation of the financial statements include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($171,000 at September 30, 2002) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and as a result it is unlikely that a significant adjustment will be made in the future.

The Company has also estimated the net residual of its equipment at the Calgary facility to be approximately $400,000, which is included in other assets. This estimate could change based on many factors, including the ultimate outcome of the litigation noted above.

The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. The Company intends to have an independent valuation prepared before year-end, but believes market conditions and the operations of ADA will support its recorded value. Furthermore, management believes the fair value of other recorded intangibles are not impaired.

As with all estimates, the amounts described above are subject to change as additional information becomes available.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities - None.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 99.1     Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2001 Form 10-
KSB.

(b)	Forms 8-K -  None.



SIGNATURES

	In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					       	          Earth Sciences, Inc.
						                 Registrant

Date:  November 14, 2002               /s/ Mark H. McKinnies
                                     -----------------------------
			                       Mark H. McKinnies
                             President and Chief Financial Officer

CERTIFICATION
I, Mark H. McKinnies, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Earth
Sciences, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
/s/ Mark H McKinnies
-------------------------
Name:  Mark H. McKinnies
Title:  President and Treasurer