Form 10KSB
period 2002-12-31
EARTH SCIENCES INC
filed 2003-03-31
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

           8100 SouthPark Way, Unit B, Littleton, Colorado 80120-4525
           ----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

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

State issuer's revenues for its most recent fiscal year.  $ 5,744,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 21, 2003 was $7,090,000.


Number of shares outstanding of registrant's Common Stock, one-cent par value as of March 21, 2003 - 33,363,844.


DOCUMENTS INCORPORATED BY REFERENCE:
None


Transitional Small Business Disclosure Format:  Yes __ No  X

PART I

Item 1. Description of Business
-------------------------------
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis or Plan of Operations ." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis or Plan of Operations."

(a) Business Development.
-------------------------
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is an environmental technology and specialty chemicals company helping electric utility companies remain competitive while meeting environmental regulations. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the sale of flue gas conditioning ("FGC") and other chemicals and technology for coal-fired boilers provided through ADA-ES, Inc. ("ADA-ES"), a wholly-owned subsidiary; the ownership of a currently idled chemical facility in Calgary, Alberta; and the maintenance of several mineral resources and prospects in the Western US. In March 2003 ADA-ES and ESI entered into an agreement for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date to be set by the ESI Board of Directors. The distribution will result in ADA-ES being a separate company operated apart from ESI. The proposed spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

In March 2003, ESI and ADA-ES entered into an agreement to provide for the distribution of the ADA-ES stock to the shareholders of ESI. In an effort to maximize stockholder value, the ESI Board of Directors has decided to separate its significant operations into two separate businesses. Since ESI no longer produces the chemicals needed for the ADA-ES proprietary environmental products, there is no longer a necessary business connection between the two companies. The separation will allow ESI to focus on its mineral exploration business, while ADA-ES focuses on its environmental technology/specialty chemical business. The result will be two independent public companies.

The separation of the two businesses will be accomplished through a spin-off of ADA-ES, Inc. In the spin-off, 100% of the outstanding shares of ADA-ES common stock held by ESI will be distributed to the ESI shareholders. As a result, those shareholders will receive one share of ADA-ES common stock for every ten shares of ESI common stock they hold on the close of business on the record date for the spin-off. The ESI Board of Directors expects to set the record date in the first half of April 2003. The proposed spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

During 2002, ESI (1) through ADA-ES (a) increased its FGC business through continued chemical sales and service on five full-time units and one temporary unit at various utilities; (b) further demonstrated a new anti-slagging product and entered a joint venture with Arch Coal, Inc. ("Arch") to co-market that product; and (c) substantially increased its government research and development contract work through existing contracts and a new contract for mercury removal and development of new FGC products; (2) through Earth Sciences Extraction Company ("ESEC") studied and pursued the use with others of the idle facility in Calgary for a variety of potential activities; (3) through AD-ES entered an agreement with Alstom Environmental Control Systems to jointly market mercury emission control systems, and (4) maintained its position in several mineral resources and prospects in the Western US.

Thus far in 2003, ADA-ES is finalizing installation of a mercury emission control system for long-term testing at the Southern Company's Gaston plant in Alabama testing under a government contract awarded in the fall of 2002 and is actively making preparations to participate in a new 5-year government contract for installation and evaluation of mercury removal at another utility. Through the co-marketing agreement with Arch, preparations are being made for a sixth utility demonstration of its new anti-slagging chemical. These activities and those in the preceding paragraph are described in the succeeding paragraphs of this Item 1(a) and below in Item 1(b).

ADA-ES currently has five operating FGC units at coal-fired utilities in Iowa, Louisiana, Oregon, Wisconsin and Alabama. Revenues from sales of equipment and chemicals to FGC customers in 2002 totaled $2,660,000. Assuming the continuation of the historical levels of FGC chemical purchases by its existing customers, ADA-ES expects to recognize revenues of approximately $2.2 million in 2003 from sales to those customers. In addition, ADA-ES expects to add two more FGC customers in 2003. There can be no assurances that either of those expectations will be met.

Early in 2000, ADA-ES received the signed Department of Energy ("DOE") contract awarded to develop a broader spectrum of FGC chemicals (the "DOE FGC Contract") and commenced research activities thereunder. In the fall of 2000, ADA-ES received the award of an additional DOE cooperative agreement to test mercury control technology (the "DOE Mercury Contract") totaling up to $6.8 million over the life of the contract, which amount includes industry cost-share, and commenced research activities thereunder. In the fall of 2002 ADA-ES received the award of a further DOE cooperative agreement for the long-term test of mercury control technology totaling $2.4 million, which amount includes industry cost share, and commenced activities thereunder. Revenues recognized in 2002 from these government contracts totaled $2.65 million. ADA-ES retains the right to commercialize any products developed under the activities of these contracts. Assuming continued funding, ADA-ES expects to recognize revenues of approximately $1.5 million from these contracts in 2003. Although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets. Full-scale testing was completed in 2002 at two further utility sites under the DOE Mercury Contract with encouraging results.

In July 2001, ADA-ES entered an agreement with Arch, the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002. ADA-249 has been demonstrated to improve the combustion performance of cost-efficient, low-sulfur coals from the Powder River Basin (PRB) in cyclone boilers. When added prior to combustion, this patent-pending product increases PRB coal's burning efficiency, allowing it to perform more like bituminous coal. Utility companies using ADA-249 may thus realize significant savings from reduced fuel costs, enhanced operational flexibility and improved marketability of combustion byproducts. Continuous feeding at one small unit and demonstrations at four utilities took place during 2002 with positive results.

Earth Sciences Extraction Company's ("ESEC"), a wholly owned Canadian limited partnership of ESI, solvent extraction facility in Calgary, Alberta remained idle during 2002. ESEC has entered one sublease agreement for a portion of the facility, executed a letter of intent for use of a portion of the site and is in discussions with other parties on further sublease arrangements. ESEC has initiated steps to sell major pieces of equipment that would not have general use in the planned subleasing activity. The net proceeds from such planned sales will be used to reduce the indebtedness secured by those assets. There can be no assurances that Registrant will be able to able to successfully arrange sublease agreements on the majority of the facility and site.

ESI did not plan nor did it conduct any significant mineral exploration or development activities in 2002. During 2002, ESI took steps to divest itself of all its interests in Venezuela except for filings for gold and diamond concessions in the southeast part of that country. ESI is developing plans for limited mineral exploration or development activities in 2003 dependent upon completion of the spin-off of ADA-ES, and also intends to maintain the mineral interests in alunite, phosphate, and vanadium it currently holds.

If the Company should abandon, dispose or otherwise cease operations in Canada, the cumulative foreign currency translation adjustment recorded as a contra equity amount will be recorded as an operating expense.

(b) Business of Issuer.
-----------------------
Registrant is an environmental technology and specialty chemicals company. Registrant owns a 100% interest in ADA-ES which provides air pollution control technologies, chemicals and services; a currently idled processing facility in Calgary, Alberta, Canada; alunite properties which contain alumina, sulfur and potash; and other mineral properties and prospects. Upon the planned spin-off of the ADA-ES stock as noted above, the Company will no longer be involved in the environmental technology/specialty chemical business, and intends to focus its resources in furthering its mineral exploration activities and alternative uses for the currently idle Calgary plant. The proposed spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

ADA-ES Environmental Solutions
------------------------------
In 1997, ESI acquired a majority equity position in ADA-ES through a combination of stock and cash. The acquisition agreement provided for payments of cash and notes and included an option for ESI to acquire the remaining equity interests (49%). In May 1998, ESI exercised such option, acquiring a 100% interest by issuance of 1,716,000 shares of stock.

Market for ADA-ES Products and Services
---------------------------------------
The primary drivers for many of ADA-ES services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide and nitrogen dioxide, and toxic particles. In addition to environmental regulations, the coal burning electric power generation industry is also impacted by the ongoing deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs onto customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. ADA-ES has entered this market with its proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been in use.

ADA-ES' current Flue Gas Conditioning (FGC) chemicals are applicable to an estimated 60 coal burning plants with higher temperature electro static precipitators (ESPs). Over the next 5 years, ADA-ES projects that it may sell to approximately 50% of that market. ADA-249 is applicable to approximate 50 cyclone furnaces in the US, and we project that we may sell to around 50% of that market. These projections are based upon current prices and technologies, which are in a constant state of flux. There can be no assurances that these projections will be met.

The Environmental Protection Agency and numerous state regulatory bodies are developing regulations that are expected to require large mercury reductions at the nation's 1,100-plus coal units by 2007. Early DOE studies indicate that the cost to control these emissions will be $2-$5 billion annually. ADA-ES is positioning itself to be a key supplier of services to the market that is anticipated to be established by these regulations. The markets that will be affected by new regulations are the same ones that it currently operate within. In addition, the systems and products that are required for mercury controls fit well with the existing ADA-ES products and capabilities.

ADA-ES' Technology and Services - FGC
-------------------------------------
ADA-ES has developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. Through various suppliers and contractors, it may manufacture engineered units for each individual application. The units mix, pump and monitor the feed of proprietary chemical blends. The chemical blends are applied to the flue gas streams by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein primarily by decreasing particle resistivity. This alteration allows the existing electrostatic precipitator ("ESP") to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA-ES' technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. The non-utility markets are not being aggressively pursued since the profit margin potential for such customers is considered to be less since chemical usage is lower.

ADA-249
-------
In 2000, ADA-ES introduced a new specialty chemical, ADA-249, a product designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. Cyclone furnaces were designed as an efficient, compact way to burn high-ash, high-sulfur coals to produce steam for power generation. The coals for which these units were designed typically produce a thick molten slag layer on the walls of each cyclone barrel. The slag coating catches the incoming coal and holds it until combustion is completed. When switching to Powder River Basin ("PRB") coal, however, the slag layer is usually too thin and watery to capture the coal, so the coal must burn in flight. Even though PRB coal burns faster than bituminous coal, there is just not enough time for combustion to be completed within the main furnace firebox. The result is usually unacceptable amounts of unburned carbon in the flyash as well as increased ash deposition, increased air emissions, and an unfavorable unit heat rate.

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

ADA-249 is a patented product designed to modify slag viscosity. ADA-249 is a blend of iron oxides, mineralizers, and flow enhancers, that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249 is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249 is fed by screw and belt conveyors to the coal feeders. The addition of ADA-249 to the coal results in more coal burning in the cyclone, less carbon in the flyash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. ADA-ES designs and sells the delivery system and the continuing supply of chemical.

In May 2001, we entered an agreement with Arch Coal Inc., the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002.

ADA-ES and Arch anticipate providing to their customers a long-term package of PRB coal, the ADA-249 chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249 fuel additive without making a significant capital investment. The companies will also handle the logistics of supply and system maintenance. During 2002, in addition to continual sales to one customer, ADA-249 was demonstrated at four sites, for which ADA-ES is in negotiation for supply contracts

Government Contracts
--------------------
DOE FGC Contract
----------------
In September 1999, ADA-ES was awarded a $1 million DOE contract to develop an expanded line of flue gas conditioning agents. This project was initiated in January 2000 with an objective of developing a new family of flue gas conditioning products. These products are targeted for use at coal-fired power stations that are equipped with older and smaller cold-side electrostatic precipitators. Efforts during the first year helped to establish laboratory methodologies for evaluating trial formulations of chemical additives, preparing and evaluating trial quantities of additives, and beginning full-scale field trials of the most promising formulations. Three of the best performing conditioning agents were tested at full scale at the City of Ames power plant, and one showed improved performance when compared to the product currently being used at the plant. Refinements were made to the conditioning agents during 2001 and field trials began late in the year at a PacifiCorp plant. The testing at PacifiCorp was successfully completed during 2002 showing opacity reductions. In addition, no detrimental impacts on ash quality were observed. A final test series was begun later in the year at the AEP Conesville Plant. Initial results showed positive performance of the product in terms of opacity reductions. We anticipate testing will continue through early 2003 when work on the DOE contract will wrap up. Commercial flue gas conditioning products may result from this work that will serve a new market segment of power plants for ADA-ES. Under terms of the cooperative agreement with the Department of Energy, ADA-ES will own the proprietary rights to any commercial products that are developed as a result of this work.

DOE Mercury Contract
--------------------
ADA-ES began work on a Cooperative Agreement with the Department of Energy in October, 2000 to demonstrate full-scale mercury control systems at coal-fired power plants. During the three-year, $6.8 million project, integrated control systems are being installed and tested at four power plants. The mercury control system involves injecting powdered activated carbon (PAC) into the power plant flue gas where it ties up the mercury. The existing particle control equipment at the power plant then collects the PAC. ADA-ES is responsible for managing the project including engineering, testing, economic analysis, and information dissemination functions. Power generating companies that have entered into contracts with ADA-ES are Alabama Power Company, We Energies, and PG&E National Energy Group. During 2001 ADA-ES completed demonstration tests at two of the plants, and the remaining two plants were tested during 2002. The first test site was Alabama Power's Gaston plant, which uses fabric filters to reduce particulate matter emissions. Tests using PAC at this site showed that 80-85 percent of the mercury was removed, with as much as 90 percent being removed at the highest performing periods during two weeks of testing. The We Energies Pleasant Prairie Power Plant was the second site to be tested. This site is equipped with electrostatic precipitators for particle collection. Mercury-removal rates at this site using PAC ranged from 40 to 60 percent, with short-term peak removal rates being 60-70 percent. Testing at the PG&E Brayton Point Station showed that mercury removals of 90 percent could be achieved using PAC. Test data from Salem Harbor were still being evaluated at the end of 2002 and were not available for release. The Cooperative Agreement with DOE is scheduled to be completed late in 2003.

DOE Long-Term Test of Mercury Controls
--------------------------------------
ADA-ES was awarded a $2.4 million contract from the Department of Energy in September 2002 to install a mercury control system and evaluate its operation over an extended period of time. The project will take place at Alabama Power Company's Plant Gaston where PAC will be injected into the flue gas stream between an existing electrostatic precipitator and COHPAC baghouse. A limited test of this configuration was performed under the DOE project described above with good results. The extended test will mature the technology and provide information that is needed to assure reliable long-term continuous operation in these systems. Work on the project in 2002 involved engineering and procurement. Installation and testing is expected to commence in early 2003.

CCPI Program at We Energies
---------------------------
ADA-ES has been selected to provide mercury control technology and services for a major project at the We Energies Presque Isle Power Plant. The U.S. Department of Energy announced in January 2003 that it will award a grant to We Energies, located in Milwaukee, Wis., to demonstrate an integrated mercury and particulate matter emissions control system on three generating units at the facility located in Marquette, Mich.

The demonstration project, named TOXECON, will also investigate the capabilities of the proposed system to control sulfur dioxide and nitrogen oxide emissions. The primary attribute of TOXECON, an Electric Power Research Institute patented process, is that it potentially represents the best option for control of greater than 80 percent of mercury from coal-fired plants. TOXECON may also prove to be the primary mercury control choice for western coals, and the only choice for units with hot-side electrostatic precipitators.

TOXECON will make use of only one "baghouse," or emissions collection structure, for three small boilers, increasing the cost-effectiveness of the integrated system. TOXECON would also allow for separate treatment or disposal of the ash collected in the primary particulate control device, and would be applicable to a significant number of existing coal-fired plants in the U.S.

Specific objectives of the project are to achieve at least 90 percent mercury removal; determine viability of sorbent injection for up to 70 percent sulfur dioxide control; minimize waste disposal with a target of 100 percent utilization; and recover at least 90 percent of the mercury captured in the ash. DOE will provide $25 million of the project's $50 million total cost. We Energies will host the project as well as serve as the prime contractor with the DOE. ADA-ES will provide on-site engineering support, mercury control and measurement technologies, and project management services under a $10 million contract with We Energies. Cummins & Barnard and Environmental Elements Corp. will provide design, construction, hardware and technical resources to the project.

Work under the contract will cover five phases over a five-year period, with phase one to be completed in the first quarter of 2003. As a result of the project, it's expected that (i) there will be a significant reduction in the rate of air emissions from the Presque Isle units and (ii) mercury control retrofit technologies and emissions control improvements will be significantly advanced throughout the U.S.

COMMERCIAL MERCURY EMISSIONS CONTROL
------------------------------------
In December 2002 we entered into an exclusive relationship with ALSTOM Environmental Control Systems ("Alstom"), the largest supplier of equipment to power plants in North America, to market systems for mercury removal from power plants and other facilities. In response to pending State and Federal legislation for mercury emission control, Alstom and ADA-ES intend to provide overall turnkey solutions for mercury control including guaranteed performance. Such solutions may include all equipment required including carbon storage and injection equipment, particulate collection equipment or redesign/rebuild/conversion of existing equipment, monitoring equipment, and even guaranteed supply of powdered activated carbon (PAC).

The partnership will focus on providing the required equipment and modifications to achieve up to 90% removal of mercury meeting all applicable standards. The partnership will combine our leading technology position in PAC based mercury removal, acquired through our years of development including the DOE sponsored projects, with Alstom's technology in particulate collection (Electrostatic Precipitators and Fabric Filters) and Alstom's experience in mercury removal in the waste to energy business.

Other Consulting Services
-------------------------
ADA-ES also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in both sulfur dioxide and nitrogen dioxide. ADA-ES is also developing and testing new chemical blends expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals.

Competition
-----------
ADA-ES' primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and can be obtained from a variety of suppliers and in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. A typical ADA-ES system can cost between $300,000-600,000. The competitive advantages of our FGC technology include an effective temperature range of 375 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The market for ADA-249 is just starting to emerge and no significant competition yet exists.

Patents
-------
We have received five patents related to different aspects of our technology. We continue to improve our products, and patents for three additional products have been submitted. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business.

Supply of Chemical for Our Customers
------------------------------------
We typically negotiate blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. Such arrangements have been in place since the spring of 1999 and are generally renewed on an annual basis.

In 2001 Earth Sciences, ADA-ES and NORIT Americas Inc. ("NORIT") entered into a Market Development Agreement to jointly pursue the market for equipment and sorbents to remove mercury from coal-fired boilers. Earth Sciences has assigned all of its rights under that agreement to ADA-ES as part of the distribution agreement with the consent of Norit all contingent on the spin-off. The agreement joins ADA-ES with NORIT the country's leading supplier of powdered activated carbon.

The goal of the agreement is to jointly develop mercury control sorbents designed to maximize removal efficiency and minimize costs. NORIT provides PAC and dosing systems for removing mercury from flue gas generated from the combustion of municipal and medical solid waste and hazardous waste. The agreement provides a long-term means for both us and NORIT to benefit from potential sales of equipment and to participate in the development of sorbents for this emerging mercury control market.

CALGARY FACILITY
----------------
ESEC's facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feedstock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility routinely produced technical grade phosphoric acid through August 1999 when operations were suspended for lack of sufficient working capital. Efforts to re-start the facility for such operations have been frustrated by a general economic slowdown. Management is seeking sublease arrangements for other activities at the plant and is in the process of selling equipment that does not have general use. Proceeds from those sales will be used to reduce indebtedness secured by the plant in Calgary. There can be no assurances that subleases can be arranged for the Calgary facility.

Mineral Exploration Activities
------------------------------
During 2002 Registrant did not plan nor did it conduct any significant exploration or development activities, but maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below). Limited exploration or development activities are planned in 2003 dependent upon completion of the spin-off of ADA-ES noted above.

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

PATENTS, LICENSES AND FRANCHISES.
(See also the discussion above under the heading "ADA-ES Patents.") Registrant holds no patents, licenses, franchises or land contracts that it considers material in light of its other assets.

ENVIRONMENTAL CONTROLS ARE INCREASING AND COSTLY.
Insofar as ESI may engage in any significant mineral exploration and development activities, compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in any future activities. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 2003 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of our business. ESI currently has no significant activities planned on its mineral properties or prospects in 2003. Such plans are dependent on completion of the spin-off noted above and availability of cash flow from subleasing activities at ESEC.

SEASONALITY OF ACTIVITIES.
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced.

DEPENDENCE ON MAJOR CUSTOMERS.
In 2002 we supplied chemical, equipment and services to 5 FGC customers. We recognized 13% of our revenue from MidAmerican Energy Co. in Iowa, 14% from Alabama Power Company in Alabama, and 10% from Cleco Utility Group, Inc. in Louisiana. ADA-ES' own sales staff markets our technology through trade shows, mailings and direct contact with potential customers. During 2002 we recognized 46% of our revenue from services provided under contracts to the U.S. government as discussed above in item 1(b). (See also Notes 3 and 8 to the Financial Statement included elsewhere in this report).

RESEARCH AND DEVELOPMENT ACTIVITIES.
The Company spent approximately $93,000 and $102,000 on research and development activities related to further development of ADA-ES technology during 2002 and 2001, respectively.

EMPLOYEES.
As of December 31, 2002 the Company employed a total of 16 full-time personnel. Included in this number are 15 people employed at our offices in Littleton, Colorado and 1 in Alabama. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2. Description of Property.
--------------------------------
Registrant owns, and controls mineral property interests in Colorado, Idaho, Montana, Nevada and Utah. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits are commercially viable. Registrant is not currently pursuing development of any of its exploration properties at this time. The following is summary information regarding Registrant's principal properties. For purposes of this item, Mineral Deposit or Mineralized Material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. ESI is developing limited plans for mineral exploration or development activities in 2003 and intends to maintain its primary mineral interests.

Office Lease
------------
ADA-ES leases approx. 12,000 square feet of combined office and warehouse space in Littleton, Colorado a suburb of Denver. The term of the lease runs through 2009 and the lease agreement has an option to extend the term. We believe the facilities are sufficient for our needs in to the foreseeable future. We do not own any real property, but lease all of our office facilities. Annual lease costs on this space amount to approximately $97,000. ESI expects to sublease space from ADA-ES in the event the spin-off is completed.

Mineral Prospects
-----------------
(a) Vanadium/Phosphate Properties.
----------------------------------
Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, Federal leases and leases with private parties. The properties are located near Paris and Bloomington, Idaho and cover approximately 2,100 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

Metallurgical test work on the vanadium bed has resulted in a patent being issued to Registrant regarding the extraction techniques that were developed as a result of such work. Registrant is investigating plans for development of the property, however there can be no assurance that marketing and financing arrangements can be obtained.

(b) Emigrant Property.
----------------------
In 1987 Registrant acquired fee ownership of two patented lode-mining claims in the Emigrant Peak area, Park County, Montana containing approximately 38 acres. Registrant also owns two other patented placer claims containing 37 acres in the same area. This block of contiguous mining claims contains copper, molybdenum, gold, silver, lead and zinc mineralization, which has not yet been fully delineated.

(c) Alunite Resources.
----------------------
Alunite is a source of alumina (the raw material of aluminum), potassium sulfate fertilizer, sulfuric acid and sulfur. Acquisition of Federal alunite mineral rights is accomplished through Federal Potassium Preference Right Leases issued under Section 4 of the Leasing Act of February 7, 1927.

     (1) "LC" Alunite Property.
     --------------------------
The property is located in southwestern Colorado, about 7 miles south of Lake City, Colorado and consists of approximately 1,667 acres. The LC property was sampled with three vertical core holes ranging from 306 feet to 688 feet in depth. The average thickness of the mineralization, defined as 21.6% alunite or greater, was approximately 400 feet. The average interval between the holes was 2,000 feet. Results of exploration work to date show a total of 61.1 million tons of mineralized material. The grade of the material is calculated to average approximately 39.6% alunite (approximately 14.7% alumina).

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

     (2)"NG" Property and Other Utah Alunite Interests.
     --------------------------------------------------
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns Federal leases on 700 acres, which are now administered by the State of Utah, School and Institutional Trust Lands Administration. The Federal Potash leases have been readjusted by the State Trust Lands Administration to allow for a second term of 20 years commencing February 1, 2003 and ESI has paid the annual rental and advanced minimum royalty due for 2003. All other required lease payments were made in 2002. Mineralization on the 700 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

Other Properties
----------------
(d) Calgary Facility.
---------------------
Registrant owns a hydrometallurgical facility that produced purified phosphate products. The facility occupies a 20,000 square foot building and is located in southeast Calgary, Alberta on a 12-acre site leased from the adjacent landowner. Efforts to re-start the facility for purified phosphate products have been frustrated by a general economic slowdown. Management is seeking sublease arrangements for other activities at the plant and is in the process of selling equipment that does not have general use.

Item 3. Legal Proceedings.
--------------------------
During 2001 the landlord of the Calgary facility site, Western Co-Operative Fertilizers, Ltd. asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, ESI Resources Ltd. filed with the Court Of Queen's Bench of Alberta in the Judicial District of Calgary a Statement of Claim and a Notice of Motion. The Statement of Claim and the Motion seek a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement, requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. In December 2002 the Company filed a Statement of Defence to the Counterclaim vigorously denying (i) breach of any obligation under the lease or easement, (ii) the landlord's characterization of the cessation of operations, (iii) the termination of the easement and site lease, and (iv) that any amounts are due for reclamation of the site. Actions in Court are temporarily on hold while the landlord and the Company have been negotiating a proposal for settlement, without prejudice, that has progressed through several stages and may result in a withdrawal from the legal action and a plan to remediate the site wherein the Company would share in a portion of remediation costs by assigning certain assets and by making monthly payments to the landlord over an extended period of time. There can be no assurances that such a settlement will be reached. Registrant will continue to defend its rights for this rail line access to the site.

Registrant knows of no other reportable pending legal matters involving Registrant or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------
(a) Market Information.
-----------------------
Registrant's common stock currently trades on the OTCBB market under the symbol ESCI.

                         Price Ranges (high and low closing sale prices)
                                  2002                      2001
                             --------------           --------------
1st Quarter                  $ .36  -   .30           $ .37   -  .24
2nd Quarter                    .40  -   .30             .92   -  .25
3rd Quarter                    .36  -   .24             .79   -  .32
4th Quarter                    .30  -   .22             .45   -  .25

The price ranges shown are based on OTCBB quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
------------
The number of record holders of common stock, one-cent par value, of Registrant as of March 14, 2003 was approximately 1,900; the approximate number of beneficial shareholders is estimated at 9,900.

(c) Dividends.
--------------
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The terms of the $1,000,000 debenture with Tectonic Construction Co. prohibit the payment of dividends without obtaining a written waiver.

(d) Equity Compensation Plan Information.
-----------------------------------------

                                          Equity Compensation Plan Information
                                          ------------------------------------
                                                                                         Number of securities remaining
                                 Number of securities to     Weighted-average exercise   available for future issuance
                                 be issued upon exercise     price of outstanding        under equity compensation plans
                                 of outstanding options,     options, warrants and       (excluding securities reflected in
Plan category                    warrants and rights         rights                      column (a))
                                            (a)                         (b)                              (c)
Equity compensation plans
approved by security holders               872,920                     $0.25                           236,300
Equity compensation plans not
approved by security holders               464,060                     $0.25                            15,000
(1)
                                         ---------                     -----                           -------
Total                                    1,336,980                     $0.25                           251,300
                                         =========                     =====                           =======

(1) The amount shown represent options granted to an employee of ADA-ES and a consultant of Earth Sciences Extraction Company in Calgary as a separate inducement for their services. The exercise price was based on the market price of the stock at the date of grant and the options expire after five years.

     It is contemplated that on the completion of the spin-off of ADA-ES, similar options will be granted by ADA-ES to duplicate the purchase rights afforded by the options in ESI.

Item 6. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In March 2003 ADA-ES and ESI entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date to be determined by the ESI Board of Directors. The Distribution Agreement requires certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

Liquidity and Capital Resources
-------------------------------
The Company had a positive working capital of $277,000 at 12/31/02. The amount represents an increase of $166,000 during the year. In the event that the spin-off of ADA-ES occurs as planned, the working capital of the Company as of 12/31/02 on a pro forma basis would have been a deficit of $114,000. In either case Management believes that existing and expected improving working capital through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2003. However, there can be no assurances that the positive cash flow that has been achieved will continue.

The continuation of positive cash flow from operations is somewhat dependent upon the successful ongoing operation of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana, Iowa and Alabama. Unsatisfactory operations at any of those units operating could frustrate such continuation. The Company is also performing services under four DOE contracts, which are expected to produce an estimated $3.1 million in revenues in 2003. Currently funding has been approved for approximately $1.3 million of that amount.

The Company also has a $350,000 line-of-credit arrangement with a bank to help with its working capital needs. No amounts were outstanding under the line as of 12/31/02.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2003 are estimated at $200,000. The Company expects to fund these requirements out of existing working capital. ESI expenditures for mineral exploration activities in 2003 are dependent on cash flow from subleasing activities or other partnering activities. There can be no assurance that cash flow from subleasing or partnering activities will provide sufficient funds to pursue meaningful mineral exploration activities.

Cash flow provided from operations totaled $58,000 for 2002 compared to $592,000 for 2001. Cash flow from operations in 2001 was higher and 2002 was lower than anticipated as the result of significant payments received at the end of 2001 by one utility in advance of equipment installation and operation. The amount for 2002 resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2002 includes a use for capital expenditures of $81,000. Cash flow from financing activities in 2002 consisted of payments on notes payable and long-term debt of $190,000. Cash flow provided from operations in 2001 resulted primarily from the operating loss less non-cash charges for depreciation and amortization. Cash flow from investing activities for 2001 includes a use for capital expenditures of $131,000. Cash flow from financing activities in 2001 consisted of payments on note payable long-term liabilities of $151,000 and proceeds from the exercise of stock options of $33,000.

Results of Operations
---------------------
Revenues totaled $5,744,000 in 2002 versus $5,571,000 in 2001. Revenues for
2002 increased slightly due to increased sales in both FGC chemical and services and government contracts. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. The Company sold FGC chemicals and services to five utilities during 2002, four of which were continuing customers as of year-end.

Operating expenses increased slightly in 2002 as a result of a higher mix of equipment sales where profit margins are less than for the company's proprietary chemicals. ADA-ES experienced positive gross margins in 2002 and 2001, but these were somewhat less than expected from routine operations and resulted from ADA-ES activities to establish further market acceptance and its market share for its ADA 249 fluxing agents. The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately of $127,000 and $250,000 in 2002 and 2001, respectively.

Consolidated research and development remained fairly constant in 2002 at $93,000 as compared to $102,000 in 2001. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased slightly to $2,054,000 in 2002 primarily as a result of consolidating the northeast office operations, closed in January 2002, in Littleton, Colorado.

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

If the Company should abandon, dispose or otherwise cease operations in Canada, the cumulative foreign currency adjustment recorded as a contra equity amount of $1,837,000 will be recorded as an operating expense. Such adjustment, however, will have no effect on net equity.

Registrant's interest expense totaled approximately $164,000 for 2002 and $226,000 for 2001. Interest expense includes approximately $23,000 and $38,000 in 2002 and 2001, respectively, from activities related to Calgary. The decrease in interest expense is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement.

Critical Accounting Policies and Estimates
------------------------------------------
As previously discussed, the Company's critical accounting policies and estimates include the estimated reclamation liability recorded in connection with the Calgary facility.

Other significant estimates used in preparation of the financial statements include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($397,000 at December 31, 2002) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and as a result it is unlikely that a significant adjustment will be made in the future.

The Company has also estimated the net residual of its equipment at the Calgary facility to be approximately $396,000, which is included in other assets. This estimate could change based on many factors, including the ultimate outcome of the litigation noted above.

The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which support its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values.

As with all estimates, the amounts described above are subject to change as additional information becomes available.

New Accounting Pronouncements:
------------------------------
     Impact of Recently Issued Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 Business Combinations ("SFAS 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company has performed a detail valuation analysis in connection with the adoption of these statements and has determined that there is no impairment to its carrying value for goodwill. The adoption of SFAS 142 has resulted in a reduction of amortization expense of approximately $388,000, whereby 2001 pro forma net loss would have been reduced to $(2,533,000) or $(.08) per share if SFAS 142 had been implemented in the prior year.

     In June 2001, the FASB also approved for issuance SFAS 143 Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.


Item 7. Financial Statements. (see pages F-1 through F-22)
----------------------------------------------------------
Index to Financial Statements
Independent Auditor's Report
Financial Statements:
     Earth Sciences, Inc. and Subsidiaries
     Consolidated Balance Sheet, December 31, 2002
     Consolidated Statements of Operations, For the Years Ended December 31,
       2002 and 2001
     Consolidated Statement of Stockholders' Equity, For the Period from
       January 1, 2001 to December 31, 2002
     Consolidated Statements of Cash Flows, For the Years Ended December 31,
       2002 and 2001
     Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------
None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
the Exchange Act.
------------------------------------------------------------------------------------------------------

                                                                              Term        First Became
      Name             Age            Position and Offices                   Expires        Director
      ----             ---   ----------------------------------------        -------        --------
Ramon E. Bisque        71    Chairman of the Board of Directors           Annual Meeting      1963
                                                                            Date, 2003

Duane N. Bloom         69    Director and Secretary                             "             1963

Michael D. Durham      53    Director, President of ADA-ES, Member of           "             1997
                             the Audit Committee

Ronald B. Johnson      71    Director, Member of the Audit Committee            "             1999

Robert H. Lowdermilk   66    Director, Member of the Audit Committee            "             1990

Mark H. McKinnies      51    Director, President and Treasurer of ESI,          "             1983
                             Chief Financial Officer of ADA-ES

Rollie J. Peterson     55    Director, Member of the Audit Committee            "             2000


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

     Mr. Peterson is a self-employed businessman and president and co-owner of Cobblestone Development Co., a commercial land development company in Minnesota that he helped found in 1987.

     No family relationship exists between any individuals named in this Item 9.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 requires Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 10. Executive Compensation.
--------------------------------

                                 Summary Compensation Table
                                 --------------------------
                                                                   Long Term Compensation Awards
                                           Annual Compensation     -----------------------------
Name of Individual and Principal          ----------------------   Securities Underlying Options
Position                          Year    Salary (1)   Other (2)             (#) (3)
--------                          ----    ----------   ---------   -----------------------------
C. Jean Bustard                   2002    $97,170       $26,633                  -
Executive Vice President of       2001    $88,086       $24,180                  -
ADA-ES                            2000    $80,458       $22,118               93,860

Michael D. Durham                 2002    $150,652      $35,742                  -
President of ADA-ES and           2001    $142,911      $34,270                  -
Director                          2000    $132,021      $31,734               145,484

Mark H. McKinnies                 2002    $149,156      $35,628                  -
President, Director and Chief     2001    $137,989      $33,698                  -
Financial Officer of ADA-ES       2000    $122,934      $31,734               140,792

Richard J. Schlager               2002    $92,041       $25,335                  -
ADA-ES Vice President of          2001    $86,934       $24,007                  -
Contract Research & Development   2000    $76,668       $21,231               93,860

John F. Wurster                   2002    $196,811      $34,043                  -
ADA-ES Vice President of          2001    $298,844      $32,279                  -
Sales and Marketing               2000    $338,185      $31,747               400,000



----------
(1)  The salary amount for Mr. Wurster includes $22,009, $170,438 and $61,799 paid to Orion Issues Management, Inc. on his behalf in 2000, 2001 and 2002, respectively.
(2)  Amounts represent discretionary pension contributions, 401(k) deferrals and matching payments made to a qualified plan by the Company for the benefit of the named individual. In all years such amounts include stock issued by the Company for the discretionary pension contribution portion of such payments averaging 40% of the amounts shown.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants

None


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                Number of securities
                                                               underlying unexercised          Value of unexercised
                           Shares acquired       Value           options at FY-end(#)            options at FY-End
Name                       on exercise (#)    realized ($)   exercisable/not exercisable    exercisable/not exercisable
----                       ---------------    ------------   ---------------------------    ---------------------------
C. Jean Bustard                  -0-              $-0-               93,860/ -0-                     $-0- /-0
Michael D. Durham                -0-              $-0-              145,484/ -0-                     $-0- /-0-
Mark H. McKinnies              140,792            -$-0-               -0- / -0-                      $-0- /-0-
Richard J. Schlager              -0-              $-0-               93,860/ -0-                     $-0- /-0
John F. Wurster                  -0-              -$-0-             400,000/ -0-                     $-0- /-0-

Compensation of Directors
-------------------------
Directors who are not also executive officers of Registrant are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 21, 2003, by each person known by
Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of
Registrant and by all of Registrant's officers and directors as a group. Except as indicated in the footnotes below, each of the individuals named below has sole voting and investment power for the respective shares.

                                                                 Amount and Nature of
     Name and Address                                            Beneficial Ownership    Percent of Class
     ----------------                                            --------------------    ----------------

     Ramon E. Bisque (Chairman of the Board of Directors)             707,468 (1)              2.1%
     910 12th Street
     Golden, CO

     Duane N. Bloom (Director and Secretary)                          531,628 (2)              1.6%
     5565 Pine Ridge Rd.
     Golden, CO

     C. Jean Bustard (Executive VP of ADA-ES)                         235,665 (3)               *
     8100 SouthPark Way, B
     Littleton, CO


                                                                 Amount and Nature of
     Name and Address                                            Beneficial Ownership    Percent of Class
     ----------------                                            --------------------    ----------------

     Michael D. Durham (Director and President of ADA-ES)           1,506,808 (4)              4.5%
     8100 SouthPark Way, B
     Littleton, CO

     Robert H. Lowdermilk (Director)                                1,735,977 (5)              5.0%
     100 Cherry St.
     Denver, CO

     Ronald B. Johnson (Director)                                      79,984 (6)               *
     4220 S. Allison St.
     Littleton, CO

     Mark H. McKinnies (Director, President of ESI, CFO of ADA-ES)    581,107 (7)              1.7%
     8100 SouthPark Way, B
     Littleton, CO

     Rollie J. Peterson (Director)                                    319,613                  1.0%
     22486 County Road 73
     Big Lake, MN

     Richard J. Schlager (VP of Contract R&D for ADA-ES)              197,243 (8)               *
     8100 SouthPark Way, B
     Littleton, CO

     John F. Wurster (VP of Sales and Marketing of ADA-ES)            924,486 (9)              2.7%
     8100 SouthPark Way, B
     Littleton, CO

     Directors and Officers as a Group (8 individuals)              6,819,979 (10)            19.4%

*  Less than 1%.

Notes:

(1) Included in the amount shown are 1,000 shares registered in the name of Dr. Bisque's wife and 162,812 shares held in Dr. Bisque's pension fund account.
(2) Included in the amount shown are 7,725 shares registered in the name of Dr. Bloom's wife and 251,087 shares held in Dr. Bloom's pension fund account.
(3) Included in the amount shown are 93,860 shares to which Ms. Bustard has the right to acquire beneficial ownership through stock options and 131,228 shares held in Ms. Bustard's pension fund account.
(4) Included in the amount shown are 145,485 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options and 393,570 shares held in Dr. Durham's pension fund account.
(5) Included in the amount shown are 125,000 shares registered in the name of Mr. Lowdermilk's wife, Ann Gragg Lowdermilk, and 1,000,000 shares which Tectonic Construction Co. ("TCC") has the right to acquire beneficial ownership through convertible debt. Mr. Lowdermilk is the president and majority shareholder of TCC.
(6) Included in the amount shown are 60,688 shares registered in the name of Twin Kem International of which Mr. Johnson is the CEO.
(7) Included in the amount shown are 304,911 shares held in Mr. McKinnies' pension fund account.
(8) Included in the amount shown are 93,860 shares to which Mr. Schlager has the right to acquire beneficial ownership through stock options and 93,287 shares held in Mr. Schlager's pension fund account.

(9) Included in the amount shown are 400,000 shares to which Mr. Wurster has the right to acquire beneficial ownership through stock options and 272,856 shares held in Mr. Wurster's pension fund account.
(10) The amount shown includes 1,733,205 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

See Item 5. Market for Common Equity and Related Stockholder Matters above for "Equity Compensation Plan Information."

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------
In 2000, Registrant re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. Assets of ESEC and ADA-ES collateralize these amounts. The Debenture and the Note bear interest at the greater of prime plus two points or 10% which interest is payable quarterly and are due in September 2003. TCC has the right to request by written notice, at least 90 days in advance, quarterly principal payment of $100,000; none of which have been requested to date. The Debenture is convertible by the holder into no more than 1,000,000 shares of Registrant's common stock at the conversion price of $.21 per share or the then current market price, whichever is lower. Registrant and TCC are renegotiating the payment date on the debts and TCC has agreed to receive not more than $100,000 in principal in calendar 2003. The remaining balance of the debts of $1,150,000 will be assumed by ADA-ES in the event the spin-off is completed.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 2.2 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibit 10.12 was filed as an exhibit to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB, Exhibit 4.6 and 10.16 were filed as exhibits to Registrant's 2000 Form 10KSB, Exhibit 10.17 and 10.18 were filed as exhibits to Registrant's 2001 Form 10KSB, all other such Exhibits were filed as exhibits to Registrant's 1993 Form 10KSB).

No.         Description
---         -----------
2.1         Stock Option and Exchange Agreement and exhibits among Earth
            Sciences, Inc. and ADA-ES, Inc., ADA Environmental Solutions LLC,
            ADA Technologies, Inc., C. Jean Bustard, John F. Wurster, Kenneth E.
            Baldrey and Cameron E. Martin dated April 30, 1997.
2.2         Amended and Restated Operating Agreement of ADA Environmental
            Solutions LLC, a Colorado Limited Liability Company, April 30, 1997.
3.1         Articles of Incorporation, as amended and restated.
3.2         By-laws.
4.6         Amended and Restated 10% Convertible Debenture Due September 8, 2003
10.2        Lease dated April 3, 1978 between Western Co-operative Fertilizers,
            Limited and ESI Resources, Ltd.
10.12       Assignment of Net Profits Interest dated November 1, 1997 from
            Registrant, ESI Resource Limited, and Earth Sciences Extraction
            Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear
            Power Corporation.
10.15       Amended and Restated Promissory Note dated September 8, 2000
10.16       Market Development Agreement between Norit Americas Inc. and Earth
            Sciences, Inc. dated June 29, 2001

No.         Description
---         -----------
10.17       Joint Venture and Co-Marketing Agreement by and between ADA
            Environmental Solutions, LLC and Arch Coal Sales Company dated
            January 1, 2002
10.19*      Earth Science, Inc. 2000 Stock Option Plan dated December 7, 2000
10.20*      Stock Option Agreement dated December 7, 2000 between Earth
            Sciences, Inc. and John F. Wurster
10.21*      Distribution Agreement between Earth Sciences, Inc. and ADA-ES, Inc.
            dated March 17, 2003
10.22*      Joint Product Exploitation and Marketing Agreement dated October 2,
            2002, by and between ALSTOM Power Inc. and ADA Environmental
            Solutions LLC
21.1        Subsidiaries of Registrant.
23.1*       Consent of Hein + Associates LLP
99.1*       Certification Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

Item 14. Controls and Procedures
--------------------------------

Disclosure Controls and Procedures
----------------------------------
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

SIGNATURES
----------
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies                    /s/ Ramon E. Bisque
------------------------                    -------------------
Mark H. McKinnies, President                Ramon E.  Bisque
and Principal Financial Officer             Chairman of The Board of Directors

Date:   March 25, 2003                      March 25, 2003
        --------------                      --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Robert H. Lowdermilk
-------------------                         -------------------------
Ramon E.  Bisque                            Robert H. Lowdermilk
Chairman of The Board of Directors          Director

March 25, 2003                              March 25, 2003
--------------                              --------------
     Date                                         Date


/s/ Duane N. Bloom                          /s/ Michael D. Durham
------------------                          ---------------------
Duane N.  Bloom, Director                   Michael D. Durham, Director

March 25, 2003                              March 25, 2003
--------------                              --------------
     Date                                        Date


/s/ Mark H. McKinnies                       /s/ Ronald B. Johnson
---------------------                       ---------------------
Mark H. McKinnies, Director                 Ronald B. Johnson, Director

March 25, 2003                              March 25, 2003
--------------                              --------------
     Date                                        Date



/s/ Rollie J. Peterson
----------------------
Rollie J. Peterson, Director

March 25,2003
-------------
     Date

                      Earth Sciences, Inc. And Subsidiaries

                              Financial Statements
                                December 31, 2002



                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - December 31, 2002...............................F-3

Consolidated Statements of Operations - For the Years Ended
        December 31, 2002 and 2001...........................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
        For the Years Ended December 31, 2002 and 2001.......................F-5

Consolidated Statements of Cash Flows - For the Years Ended
        December 31, 2002 and 2001...........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado


We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 28, 2003


                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2002

                                       ASSETS
                                       ------
CURRENT ASSETS:
    Cash and cash equivalents                                           $    323,000
    Trade receivables, with allowance for doubtful accounts of $5,000      1,116,000
    Inventories                                                               87,000
    Prepaid expenses and other                                               119,000
                                                                        ------------
             Total current assets                                          1,645,000

PROPERTY, PLANT AND EQUIPMENT, at cost                                     1,364,000
    Less accumulated depreciation and amortization                          (755,000)
                                                                        ------------
             Net property, plant and equipment                               609,000

INTANGIBLE ASSETS, net of $1,573,000 in amortization                       2,112,000

OTHER ASSETS, net                                                            413,000
                                                                        ------------
TOTAL ASSETS                                                            $  4,779,000
                                                                        ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
    Notes payables:
         Related parties                                                $    100,000
         Others                                                              191,000
    Accounts payable                                                         482,000
    Accrued expenses                                                         208,000
    Current portion-capital lease obligations                                  4,000
    Deferred revenue                                                         383,000
                                                                        ------------
             Total current liabilities                                     1,368,000

LONG-TERM LIABILITIES:
    Capital lease obligations                                                 10,000
    Notes to related parties, net of current portion                       1,050,000
    Notes payable to vendors, net of current portion                         172,000
    Other liabilities                                                        752,000
                                                                        ------------
                                                                           1,984,000
COMMITMENTS AND CONTINGENCIES (Notes 5, and 8)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         33,364,000 shares issued and outstanding                            334,000
    Additional paid-in capital                                            28,746,000
    Accumulated deficit                                                  (25,816,000)
    Foreign currency translation adjustment                               (1,837,000)
                                                                        ------------
             Total stockholders' equity                                    1,427,000
                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,779,000
                                                                        ============


                See accompanying notes to these financial statements.


                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
REVENUE:
    Chemical sales, consulting and other          $  2,649,000     $  2,996,000
    Government contracts                             3,095,000        2,575,000
                                                  ------------     ------------
         Total revenues                              5,744,000        5,571,000

COST AND EXPENSES:
    Cost of government contracts                     1,647,000        1,678,000
    Other operating costs                            1,433,000        1,336,000
    General and administrative                       2,054,000        2,154,000
    Research and development                            93,000          102,000
    Depreciation and amortization                      114,000          928,000
    Impairment of assets                                  --          2,088,000
                                                  ------------     ------------
         Total expenses                              5,341,000        8,286,000
                                                  ------------     ------------

OPERATING INCOME (LOSS)                                403,000       (2,715,000)

OTHER INCOME (EXPENSE):
    Interest expense                                  (164,000)        (226,000)
    Other, net                                           4,000           20,000
                                                  ------------     ------------
             Total other income (expense)             (160,000)        (206,000)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $    243,000     $ (2,921,000)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          32,957,044       32,461,621
                                                  ============     ============

NET INCOME (LOSS) PER SHARE
    (Basic and diluted)                           $        .01     $       (.09)
                                                  ============     ============



              See accompanying notes to these financial statements.


                                           EARTH SCIENCES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                            COMMON STOCK           ADDITIONAL                    CUMULATIVE
                                    ---------------------------     PAID-IN      ACCUMULATED     TRANSLATION
                                       SHARES         AMOUNT        CAPITAL        DEFICIT       ADJUSTMENTS         TOTAL
                                    ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, January 1, 2001             32,179,000   $    322,000   $ 28,367,000   $(23,138,000)   $ (1,837,000)   $  3,714,000

    Stock options exercised              115,000          1,000         57,000           --              --            58,000
    Stock issued to employees for
      services                           451,000          5,000        149,000           --              --           154,000
    Net loss                                --             --             --       (2,921,000)           --        (2,921,000)
                                    ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2001           32,745,000        328,000     28,573,000    (26,059,000)     (1,837,000)      1,005,000

    Stock options exercised              141,000          1,000         34,000           --              --            35,000
    Stock issued to employees for
      services                           478,000          5,000        139,000           --              --           144,000
    Net income                              --             --             --          243,000            --           243,000
                                    ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2002           33,364,000   $    334,000   $ 28,746,000   $(25,816,000)   $ (1,837,000)   $  1,427,000
                                    ============   ============   ============   ============    ============    ============



                                   See accompanying notes to these financial statements.


                               EARTH SCIENCES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   243,000    $(2,921,000)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                   114,000        928,000
             Impairment of Calgary facility                                     --        2,088,000
             Expenses paid with stock                                        144,000        154,000
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                           (468,000)      (133,000)
                      Inventories                                            240,000       (284,000)
                      Other assets                                             7,000         24,000
                 Increase (decrease) in:
                      Accounts payable                                       146,000        174,000
                      Accrued expenses                                        26,000         (9,000)
                      Other liabilities                                     (394,000)       571,000
                                                                         -----------    -----------
         Net cash provided by operating activities                            58,000        592,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (81,000)      (131,000)
                                                                         -----------    -----------
         Net cash used in investing activities                               (81,000)      (131,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable and long-term debt                            (190,000)      (151,000)
    Proceeds for exercise of stock options                                      --           33,000
                                                                         -----------    -----------
         Net cash used in financing activities                              (190,000)      (118,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (213,000)       343,000

CASH AND CASH EQUIVALENTS, beginning of year                                 536,000        193,000
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                   $   323,000    $   536,000
                                                                         ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                           $   157,000    $   158,000
                                                                         ===========    ===========
    Stock and options issued for services                                $   144,000    $   154,000
                                                                         ===========    ===========
    Conversion of accounts payable into notes payable                    $      --      $    33,000
                                                                         ===========    ===========
    Exercise of stock options by cancellation of accrued liabilities     $    35,000    $    25,000
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

     The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company also generates substantial revenue from government contracts. The Company sales occur principally throughout the United States. While the Company had improved financial results in the year 2002, continued improvements are required to improve liquidity. The Company anticipants that the Department of Energy contracts (Note 3), improved results at ADA, and reduced expenditures at the Calgary facility will further improve financial results and liquidity. Unsatisfactory operations of any of the ADA units could frustrate the Company's ability to continue profitablity.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts excluding government contracts. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. Except for the government contracts discussed in Note 3 below, the Company had no material long-term contracts in progress at December 31, 2002.

     Revenue Recognition - ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. ADA equipment sales are recognized when the equipment is delivered and installed, and all return or buy back privileges have expired. Government contracts are recognized as services are performed based on various estimates provided by management.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation on other assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 15 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income. Under the Company's current operating plan, it does not intend to ultimately mine its mineral properties, but rather, sell an interest in the properties to an industry partner for cash and/or a royalty. As a result, gains and losses from the sale of mineral properties are reflected in other income.

     Other Assets and Liabilities - Other assets consist primarily of the Calgary facility of $396,000. Since the Calgary facility was idled in August of 1999, depreciation has been provided on a straight-line basis using an estimated useful life of 15 years. Other liabilities include $600,000, which is the Company estimate as to the future decommissioning costs associated with facilities. The Company is in litigation as to the lease and rail access to this facility (see Notes 2 and 5).

     Intangible Assets - Intangible assets principally consist of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired (Goodwill) and amounts allocated to patents. Goodwill was amortized over a 10-year period through December 31, 2001. Beginning on January 1, 2002, Goodwill was no longer amortized but is subject to impairment testing (see new accounting pronouncements below). Acquired patents are being amortized over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life.

                                        Accumulated
                            Cost        Amortization       Net
                         -----------    ------------   -----------

        Patents          $   105,000    $   (17,000)   $    88,000
        Goodwill           3,580,000     (1,556,000)     2,024,000
                         -----------    -----------    -----------

                         $ 3,685,000    $(1,573,000)   $ 2,112,000
                         ===========    ===========    ===========


     As of January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, Goodwill is no longer amortized, but subject to an impairment evaluation, generally annually.

     During fiscal 2002, the Company engaged an investment banking firm to perform a valuation of the ADA. As a result of this evaluation as well as other factors, the Company concluded that no impairment of its goodwill was required.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. In the fourth quarter of 2001, a further evaluation of the Calgary facility was performed in light of the business climate after events of September 11, 2001. The estimated future undiscounted cash flows associated with the asset were compared to the asset's net carrying amount to determine if a write-down to market value or discounted cash flow value was required. The results of the test indicated that an impairment was required. The Company recorded an impairment of $2,088,000 in 2001 to reduce the facility's carrying value to the estimated fair value.

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

     If the Company should abandon, dispose or otherwise cease operations in Canada, the cumulative foreign currency adjustment recorded as a contra equity amount of $1,837,000 will be recorded as an operating expense. Such adjustment, however, will have no effect on net equity.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Income (Loss) Per Share - The income (loss) per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of considering all potential dilutive securities (totaling 2,337,000 and 2,608,000 at December 31, 2002 and 2001, respectively) are either insignificant for 2002 or antidilutive as a result of the Company's net loss for the year ended December 31, 2001. Accordingly, basic and diluted EPS are the same for each year.

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

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the impairment of and the remaining realizability of its extraction facility, mineral properties and intangibles, the deferred tax valuation allowance, as well as future decommissioning cost associated with its solvent extraction facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year. In addition, the Company enters into significant research contracts with the U.S. Government, which are subject to future audits. Pursuant to the contracts, the Company makes estimates of certain overhead and other rates, which may be adjusted as a result of such audits. At this time, the Company does not believe any future government audit will result in material adjustment to previously recorded revenues.

     Comprehensive Income/Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income/loss was the same as net income(loss) in 2002 and 2001.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   PROPERTY, PLANT AND EQUIPMENT:
     ------------------------------

     Property, plant and equipment as of December 31, 2002 is summarized as follows:

                                                                Estimated Useful
                                                                      Lives
                                                                ---------------

          Machinery and equipment              $  881,000              10
          Furniture and fixtures                   98,000               5
          Land and mineral properties             385,000
                                               ----------

                                               $1,364,000
                                               ==========

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

     The above table does not include the net assets of the Calgary facility. The Company intends to sell certain equipment and other assets currently not in use at the facility, but continues to investigate alternative uses for the building and related land under lease.

     The net assets included in other assets of the Calgary facility as of December 31, 2002 can be summarized as follows:

       Plant and equipment, net of impairments and depreciation   $ 5,246,000
       Contingent net profits royalty (Note 5)                     (4,850,000)
                                                                  -----------
                                                                  $   396,000
                                                                  ===========

     Depreciation and amortization of property, plant and equipment for the years ended December 31, 2002 and 2001 was $88,000 and $535,000, respectively.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   GOVERNMENT CONTRACTS:
     ---------------------

     ADA is performing activities under three contracts awarded by the Department of Energy (the "DOE") that contributed a total of $2,650,000 and $2,575,000 to revenues in 2002 and 2001, respectively. ADA typically invoices the DOE monthly for estimated labor and expenditures plus overhead factors, less cost share amounts. The total approved DOE budgets for these contracts amount to $10,400,000, of which the Company's and industry partners' cost-share portion is $3,500,000. The remaining unearned amount of the contracts expected to be recognized by the Company (including cash contributions by other industry partners) is $2,900,000. The Company is in the process of working with DOE on a new contract in which the Company will be a subcontractor and primary technology provider for 2003 through 2008. These contracts are subject to audit and future appropriation of funds by Congress. The Company's historical experience has not resulted in significant adverse adjustments to the Company, however the government audits for years ended 2002 and 2001 have not yet been finalized.

4.   DEBT:
     -----

                                                                    December 31,
                                                                        2002
                                                                    -----------
     Vendors:
     --------
     Notes payable to companies. Interest at 10% and 11%, monthly payments of $4,000 beginning November 1, 2000 with a
     remaining amount due on September 1, 2003 and monthly
     payments of $1,000 continuing through January 2004 with a
     remaining amount due February 2004.                            $   363,000

     Related Parties:
     ----------------
     The Company has a note payable and a debenture to a
     stockholder/director. The note has a remaining balance of
     $150,000 and the debenture is for $1,000,000. Both
     instruments are payable in full September 2003, however the
     Company is currently in the process of renegotiating the
     payment date and has received written confirmation from the holder that they will not require principle payments in
     excess of $100,000 in 2003. Both bear interest at the
     greater of prime plus 2% or 10% (10% at December 31, 2002).
     The holder can demand up to a $100,000 annual payment on
     both instruments combined with at least 90 days written
     notice. The instruments are convertible into common stock at the lesser of market or $.21 per share, however, the maximum number of shares that both can be converted into is
     1,000,000 shares. The note is collateralized by all the
     assets of the Company except ADA's accounts receivable and certain intangible assets. Any amounts not converted will be repaid in cash. The Company has agreed to certain covenants on both instruments, including a covenant not to sell
     substantially all the assets of ESI or any subsidiary. The
     Company has negotiated a verbal agreement with the holder to
     allow for the sale of certain ESEC assets.                       1,150,000
                                                                    -----------
                                                                      1,513,000
              Less current portion                                     (291,000)
                                                                    -----------

     Long-term debt, net of current portion                         $ 1,222,000
                                                                    ===========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table shows maturities by year for all the Company's debt and assumes the related party noteholder will request full payment of their remaining balance in 2004:

                  2003                                  $  291,000
                  2004                                   1,049,000
                  2005                                       5,000
                                                        ----------

                                                        $1,345,000
                                                        ==========


     Line of Credit - In 2002, ADA negotiated $350,000 line of credit with a financial institution. Amounts outstanding under the line of credit bear interest at 1% above prime, and such interest is payable monthly. Covenants of the line require the Company to meet certain working capital requirements. No amounts were outstanding under the line as of December 31, 2002.

5.   CONTINGENT NET PROFITS ROYALTY ON THE CALGARY FACILITY:
     -------------------------------------------------------

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary facility operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2002 for $3,250,000. The Company's option expires in 2007, and if not exercised, the only payments will be the 10% net profit royalty from operations of the Calgary facility, if any. The Company had recorded this contingent future payment at the maximum amount. In 2001 in connection with the proposed sale of certain equipment and other assets at the Calgary facility, the Company netted this contingent future payment with the related asset (see Note 2), as the Company believes the likelihood that any future contingent payments is remote, as a result of the changes in potential future operations at the facility. No net profits payments have been made through December 31, 2002.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INCOME TAXES:
     -------------

     Deferred tax assets related to U.S. operations are as follows and are comprised of the following at December 31, 2002:

                                                               U.S.
                                                            Operations
                                                            -----------
        Deferred tax assets - non-current:
            Tax effect of net operating loss carryforward   $ 2,165,000
            Tax credit carryforwards                             13,000
            Property basis differences                          167,000
            Compensation related deferrals                      154,000
                                                            -----------
        Deferred tax assets                                   2,499,000
        Less valuation allowance                             (2,499,000)
                                                            -----------

        Net deferred tax assets                             $      --
                                                            ===========


     The Company has remaining U.S. a net operating loss carryforwards at December 31, 2002 of approximately $5,835,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2003 through 2021. In addition, the Company has $13,000 of alternative minimum tax credit which is available to offset future U.S. regular tax liability.

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

     The change in the valuation allowance in 2002 and 2001 was $(158,000) and $121,000, respectively. The Company's net income tax expense (benefit) differs from the expected income tax rate of approximately 34% primarily due to the change in the valuation allowance.

7.   STOCKHOLDERS' EQUITY:
     ---------------------

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 2002, 15,000 shares remain available for award under the plan.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Option Exercises -In 2001 the Company issued 115,000 shares to certain officers and employees upon the exercise of options for total consideration of $58,000.

     In 2002 the Company issued 141,000 shares to an officer and employee upon the exercise of options for total consideration of $35,000.

     Shares Issued for Services - The Company issued 478,000 and 451,000 shares of common stock in 2002 and 2001, respectively, for the payments of approximately $144,000 and $154,000 of employment related expenses, based upon the per share value of unrestricted common stock at the time of exchange.

     Stock Options - The following is a table of options issued during 2002 and 2001:

                                                                        Weighted
                                                                        Average
                                              Employees   Non-employee  Exercise
                                               Options      Options      Price
                                              ---------    ---------     ------

     OPTIONS OUTSTANDING, January 1, 2001     1,883,000      270,000      $0.55

             Options exercised                 (115,000)           -       (.53)
             Options expired                   (160,000)    (170,000)     (1.78)
                                              ---------    ---------     ------

     OPTIONS OUTSTANDING, December 31, 2001   1,608,000      100,000       0.31
             Options granted                    149,000                    0.25
             Options exercised                 (141,000)           -       (.54)
             Options expired                   (279,000)    (100,000)     (1.78)
                                              ---------    ---------     ------

     OPTIONS OUTSTANDING, December 31, 2002   1,337,000            -       0.25
                                              =========    =========     ======


     Options for 149,000 shares were granted in 2002. The weighted average remaining contractual life for all options as of December 31, 2002 was approximately 3.6 years. At December 31, 2002, all outstanding options were fully vested and exercisable.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If not previously exercised, options outstanding at December 31, 2002, will expire as follows:


                                                                       Weighted
                                    Range                              Average
                               ----------------       Number of        Exercise
               Year            Low         High        Options          Price
               ----            ---         ----        -------          -----

               2005            .25          .25       1,173,000         $ .25
               2006            .30          .30          15,000         $ .30
               2007            .25          .25         149,000         $ .25
                                                      ---------
                                                      1,337,000
                                                      =========


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

                                                      Year Ended December 31,
                                                    --------------------------
                                                       2002            2001
                                                    -----------    -----------
       Net income (loss) per share applicable to
          other stockholders:
              As reported                           $   243,000    $(2,921,000)
              Fair value of stock options               (31,000)          --
                                                    -----------    -----------
              Pro forma                             $   212,000    $(2,921,000)
       Net income (loss) per share applicable to
          other shareholders:
              As reported                           $       .01    $      (.09)
              Pro forma                             $       .01    $      (.09)

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There were no options granted in 2001 and options granted in 2002 had an exercise price equal to the market price on the date of the grant. The fair value of each employee option granted in 2002 was approximately $.21 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Years Ended December 31,
                                               ------------------------
                                                   2002         2001
                                               -----------   ----------

         Expected volatility                        87%          N/A
         Risk-free interest rate                   3.50%         N/A
         Expected dividends                          -           N/A
         Expected terms (in years)                   5           N/A


8.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

     During 2001 the landlord asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, ESIR filed a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement,

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. In December 2002 the Company filed a Statement of Defence to the Counterclaim vigorously denying breach of any obligation under the lease or easement, the landlord's characterization of the cessation of operations, the termination of the easement and site lease and that any amounts are due for reclamation of the site. To the best of management's knowledge and belief, the Company is in compliance with all permits and licenses issued for the construction and operation of the facility. The Company will continue to defend its rights for this rail line access to the site and the validity of the site lease. If the landlord is successful in asserting the termination of the rail line easement and site lease, it would severely affect the future economic feasibility of any operations at the Calgary plant. While there is secure truck access to the Calgary plant, the loss of the rail line easement could decrease the possibility of some alternative future uses of the Calgary plant. Nevertheless, the landlord and the Company have been negotiating a proposal for settlement, without prejudice, that has progressed through several stages and may result in a withdrawal from the legal action and a plan to remediate the site wherein the Company would share in a portion of remediation costs by assigning certain assets and by making monthly payments to the landlord over an extended period of time. The financial implications of an adverse court ruling or a negotiated settlement are unknown, and therefore, the financial statements do not include any adjustment related to this matter.

     Profit Sharing Retirement Plan - The Company has a defined contribution and 401(k) plan to cover all eligible employees. The Company paid $159,000 and $207,000 as the contributions for 2002 and 2001, respectively, based on a percentage of the eligible employees' annual compensation.

     Capital Lease Obligations - The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $434,000 and accumulated amortization of $420,000 as of December 31, 2001. The following is a schedule of future minimum lease payments under capital leases at December 31, 2001. (The capitalized lease obligation is classified with other liabilities on the accompanying balance sheet.)

        Year                                                         Amount
        ----                                                        ---------

        2003                                                        $   6,000
        2004                                                            5,000
        2005                                                            4,000
        2006                                                            4,000
                                                                    ---------
                Total Future minimum lease payments                    19,000
        Less amount representing interest                              (5,000)
                                                                    ---------
                Present value of net minimum lease payments            14,000
        Less current portion                                           (4,000)
                                                                    ---------
                                                                    $  10,000
                                                                    =========

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Office Lease - The Company leases office space and equipment under noncancellable operating leases. Total rental expense was $73,000 for each of the years ending December 31, 2002 and 2001. The total minimum rental commitments at December 31, 2002 was $820,000 for lease payments due in 2003 through 2010.

                  Year                                  Amount
                  ----                                ----------

                  2003                                $   97,000
                  2004                                   113,000
                  2005                                   116,000
                  2006                                   119,000
                  2007                                   122,000
                  Thereafter                             253,000
                                                      ----------

                                                      $  820,000
                                                      ==========


     During 1997, the Board of Directors approved a one-year paid sabbatical leave for employees who have been employed for 25 years or greater. In 1999, this plan was terminated, however, the Company continues to be obligated to pay the accrued sabbatical benefits already earned. These benefits may be paid in cash or stock at the discretion of the Board of Directors. As of December 31, 2002, the Company has accrued a net of $132,000 in connection with this benefit.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     As discussed in Note 5, the Company can terminate the extraction liability at December 31, 2002 for $3,250,000. Management estimates the ultimate payment of the liability (based on the current status of the Calgary facility) is remote at December 31, 2002. The amount the counterparty would be willing to settle this obligation for at December 31, 2002 is unknown but management's estimate of the fair value of this liability is negligible.

     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature or actual interest rates that approximate the Company's effective borrowing rate.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS AND
     UNCERTAINTIES:
     -------------------------------------------------------------------

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

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2002 and 2001 were as follows (as a percentage of each entity's sales):

           Customer                                   2002     2001
           ---------------------------------          ----     ----

               A (Government contracts)                47%      44%
               B                                       12%      11%
               C                                       10%      11%
               D                                       14%      11%


     At December 31, 2002, approximately 79% of the Company's trade receivables were from five customers.

     A significant portion of ADA's revenue is derived from contracts with Department of Energy and chemical and equipment sales to coal-burning electric power plants.

11.  BUSINESS SEGMENT INFORMATION:
     -----------------------------

     The Company has identified its principal business segments as natural resource exploration, production of purified phosphate products and providing environmental technologies and specialty chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI, ESEC, and ADA, respectively. ESEC is located in Canada, and all its net assets, amounting to $453,000 are located in Canada. ADA, including government contracts, which generally in the past has not been specifically segregated for internal financial reporting.

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SUBSEQUENT EVENTS:
     ------------------

     In March 2003, the Company and ADA-ES, Inc. entered into an agreement (the "Distribution Agreement") for the pro rata distribution of all the common stock of ADA-ES, Inc. to the shareholders of ESI based on a record date to be established by the Board and thereby forming a separate public company. The Distribution Agreement requires certain allocations of cash and liabilities among ESI and ADA-ES, Inc. prior to the distribution of ADA-ES, Inc. common stock.

     Based on the Distribution Agreement, ESI is to issue one share of ADA-ES for each ten shares currently owned by the shareholders of ESI. Therefore, it is contemplated that approximately 3,400,000 shares of ADA-ES will be issued to the shareholders of ESI in the spin-off. The spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.


                                EARTH SCIENCES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Eliminating
                                       ESI          ESEC          ADA         Entries   Consolidated
                                   ----------    ----------    ----------   ----------  ------------
2002

Revenues from external customers   $     --      $   44,000    $5,700,000   $     --     $5,744,000
                                   ----------    ----------    ----------   ----------   ----------
        Total revenue              $     --      $   44,000    $5,700,000   $     --     $5,744,000
                                   ==========    ==========    ==========   ==========   ==========

Interest expense                   $  115,000    $   23,000    $   26,000   $     --     $  164,000
Depreciation and amortization      $    1,000    $     --      $  113,000   $     --     $  114,000

Segment operating income (loss)    $  (20,000)   $  (89,000)   $  493,000   $     --     $  403,000
Segment income (loss)              $ (115,000)   $ (111,000)   $  469,000   $     --     $  243,000

Segment assets                     $  353,000    $  453,000    $3,973,000   $     --     $4,779,000
Expenditures for segment assets    $     --      $     --      $   81,000   $     --     $   81,000









                                  EARTH SCIENCES, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               Eliminating
                                       ESI           ESEC           ADA          Entries    Consolidated
                                   -----------    -----------    -----------    ----------  ------------
2001

Revenues from external customers   $      --      $    20,000    $ 5,551,000    $     --     $ 5,571,000
                                   -----------    -----------    -----------    ----------   -----------
        Total revenue              $      --      $    20,000    $ 5,551,000    $     --     $ 5,571,000
                                   ===========    ===========    ===========    ==========   ===========

Interest expense                   $   126,000    $    27,000    $    73,000    $     --     $   226,000
Depreciation and amortization      $     3,000    $   427,000    $   498,000    $     --     $   928,000

Segment operating income (loss)    $   (67,000)   $(2,640,000)   $   (51,000)   $     --     $(2,758,000)
Segment income (loss)              $  (134,000)   $(2,666,000)   $  (121,000)   $     --     $(2,921,000)

Segment assets                     $   405,000    $    30,000    $ 4,371,000    $     --     $ 4,806,000
Expenditures for segment assets    $      --      $      --      $   131,000    $     --     $   131,000







                                                  F-24

CERTIFICATION

I, Mark H. McKinnies, certify that:

1. I have reviewed this annual report on Form 10-KSB of Earth Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003

                                               /s/ Mark H McKinnies
                                               --------------------
                                               Name:  Mark H. McKinnies
                                               Title:  President and Treasurer