Form 10QSB
period 2003-03-31
EARTH SCIENCES INC
filed 2003-05-15
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

 ______  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number: 0-6088

                               EARTH SCIENCES, INC.
         (Exact name of small business issuer as specified in its charter)

               Colorado                               84-050374
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

         8100 SouthPark Way, B, Littleton, Colorado          80120
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

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             March 31, 2003


                                                                UNAUDITED
			ASSETS
                                                     (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    530
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                             727
Inventories                                                          146
Prepaid expenses and other          	                           149
                                                                    ----
      Total current assets	                                     1,518

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,534
    Less accumulated depreciation and amortization                  (774)
                                                                  ------
          Net property and equipment        	                     760

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $12 in amortization                         89
OTHER ASSETS, including assets held for sale                         412
                                                                  ------
TOTAL ASSETS       	                                        $  4,803
		                      	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                              $    408
  Notes payable:
     Related party                                                   100
     Other	                                                         191
  Accrued expenses                                                   170
  Deferred revenues                                                  365
  Other current liabilities                                           84
                                                                   -----
	Total current liabilities                                    1,318

LONG-TERM LIABILITIES:
  Notes to related parties                                         1,050
  Other liabilities	                                             969
                                                                   -----
	                                                             2,019
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        334
  Additional paid-in capital                                      28,746
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,777)
                                                                  ------
	Total stockholders' equity                                   1,466
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $  4,803
                                                                  ======

See accompanying notes.

                           Earth Sciences, Inc. and Subsidiaries
                           Consolidated Statements of Operations
                        Three Months Ended March 31, 2003 and 2002

                                                          UNAUDITED
						               2003              2002
                (amounts in thousands, except shares and per share amounts)
REVENUES;
     Flue gas conditioning and other            $  611             $  738
     Mercury emission control                      512                471
     Combustion aids                               155                  4
                                                 -----              -----
                                                 1,278              1,213

COST AND EXPENSES:
     Operating                                     612                586
     General and administrative                    550                457
     Research and development                       41                 16
     Depreciation and amortization                  24                 29
                                                 -----              -----
          Total expenses                         1,227              1,088
                                                 -----              -----
OPERATING INCOME                                    51                125

OTHER INCOME (EXPENSE):
     Interest expense                              (31)               (50)
     Other, net	                                  19                  4
                                                  ----               ----
          Total other income (expense)             (12)               (46)
                                                  ----               ----
NET INCOME                                      $   39             $   79
                                                 =====              =====

NET INCOME (LOSS) PER COMMON SHARE -
   (Basic and Diluted)                           $  -               $  -
                                                  ====               ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: 33,364,000         32,745,000
                                            ==========         ==========

__________________________________________________________________________

                      Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Accumulated Deficit
                  Three Months Ended March 31, 2003 and 2002


                                                           UNAUDITED
                                                    (amounts in thousands)

                                                    2003              2002

Accumulated deficit as of January 1           $(25,816)         $(26,059)
Net income loss for the period                      39                79
                                                ------            ------
Accumulated deficit as of March 31            $(25,777)         $(25,980)
                                                ======            ======


See accompanying notes.

                      Earth Sciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 2003 and 2002

                                                      UNAUDITED
                                              (amounts in thousands)
                                               2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $    39        $    79
  Adjustments to reconcile net income(loss) to
   Net cash provided by(used in) operations:
    Depreciation and amortization                  24             29
    Change in operating assets and liabilities    283           (169)
                                                 ----           ----
  Net cash provided(used) by operating
   activities                                     346            (61)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (174)           (11)
                                                 ----            ----
  Net cash used by investing activities           (11)           (11)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable                         -              (6)
  Increase in other liabilities                    35              -
                                                 ----           ----
  Net cash provided(used)by financing
   activities                                      35             (6)
                                                 ----           ----
Net increase(decrease)in cash and
  cash equivalents                                207            (78)

Cash and cash equivalents at beginning of
  period                                          323            536
                                                 ----           ----
Cash and equivalents at end of period         $   530        $   458
                                                 ====           ====

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash payments for interest                  $   29         $    45
                                                ====            ====


See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2003

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2002 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The segment assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.


(amounts in thousands)
Quarter ended March 31, 2003
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   11 $1,267      $    -        $  1,278
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   11 $1,267      $    -        $  1,278
                        ====    ===  =====         ====          =====
Goodwill, net of amort.   -      -  $2,024           -        $  2,024
Segment assets	     $ 352   $487 $3,964           -        $  4,803
Segment profit (loss)  $ (26) $   6 $   59           -        $     39


Quarter ended March 31, 2002
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
Revenue from
external customers     $  -  $   15 $1,198      $    -        $  1,213
Intersegment revenues     -      -      -            -              -
                         ---    ---  -----         ----          -----
     Total revenue     $  -  $   15 $1,198      $    -        $  1,213
                        ====    ===  =====         ====          =====
Goodwill, net of amort.   -      -  $2,024           -        $  2,02
Segment assets	       $ 351 $442 $3,965           -        $  4,758
Segment profit (loss)  $ (36) $ (12)$  127           -        $     79


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

  Liquidity and Capital Resources
In March 2003 ADA-ES and ESI entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date of to be determined by the ESI Board of Directors. The Distribution Agreement requires certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

The Company had a positive working capital of $200,000 at 3/31/03. The amount represents a decrease of $77,000 during the quarter. The decrease is a result of capital expenditures during the quarter incurred as a result of expanding the ADA office space. In the event that the spin-off of ADA-ES occurs as planned, the working capital of the Company as of 3/31/03 on a pro forma basis would have been a deficit of $(69,000). For ADA, Management believes that existing and expected improving working capital through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2003. For ESI, if the spin-off occurs as planned, it will be seeking partnering and joint venture relationships to conduct and expand operations in order to meet its funding requirements. For ADA, there can be no assurances that the positive cash flow that has been achieved will continue. For ESI, there can be no assurances that partnering and joint venture relationships can be arranged to continued and expand its operations.

The continuation of positive cash flow is dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties, whether in the FGC unit or otherwise, and overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under four DOE contracts, which overall are expected to produce an estimated
$3.1 million in revenues in 2003.   Of that amount approximately 18%
represents cost share amounts from industry partners, and 37% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $1.3 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

The Company also has a $350,000 line-of-credit arrangement with a bank to help with its working capital needs. That arrangement expires on May 31, 2003 and ADA-ES expects to replace it with a $250,000 facility. No amounts were outstanding under the line as of 3/31/03. ESI does not expect to seek such a facility since it intends to carry out development of its mineral interests through joint ventures and partnering arrangements.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2003 are estimated at $300,000. The Company expects to fund these requirements out of existing working capital. ESI expenditures for mineral exploration activities in 2003 are dependent on cash flow from subleasing activities or other partnering activities. There can be no assurance that cash flow from subleasing or partnering activities will provide sufficient funds to pursue meaningful mineral exploration activities.

Cash flow provided from operations totaled $346,000 for first quarter of 2003 compared to a use of ($61,000) for the same period in 2002. Cash flow from operations in 2002 was lower than anticipated as the result of significant payments received at the end of 2001 by one utility in advance of equipment installation and operation that would have otherwise been received in early 2002. The amount for 2003 resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $174,000. Cash flow from financing activities in 2003 consisted of an increase in other liabilities of $35,000. Cash flow from investing activities for 2002 includes a use for capital expenditures of $11,000. Cash flow from financing activities in the first quarter of 2002 consisted of payments on notes payable of $6,000.

Results of Operations
Revenues for the first quarter of 2003 totaled $1,278,000 versus $1,213,000 in 2002. Revenues for 2003 increased due to increased sales in both Mercury Emission Control and Combustion Aids ($41,000 and $151,000, respectively) offset by a decrease of $182,000 in FGC chemical and services. FGC sales in the first quarter of 2002 were higher because they included sales to a Wyoming utility in January of that year that discontinued use of chemicals when it made mechanical changes to its plant. Mercury emission control revenues in the first quarter of 2003 are $41,000 higher than the same period last year due to start-up of long-term testing in Alabama, even though the other DOE contract in this area is winding down. Overall the Company expects revenues from such work will increase in 2003 over that recognized in 2002. At present a majority of our mercury emission control work is co-funded commercial customers and DOE. Any contracts that include funding from DOE are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. The Company has sold FGC chemicals and services to four utilities thus far in 2003.

Operating expenses increased by $26,000 in 2003 in line with increased revenues. ADA-ES experienced positive gross margins in both 2003 and 2002 (52% for both periods). The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Consolidated research and development increased by $25,000 in the first quarter of 2003 to $41,000 as compared to $16,000 in 2002. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses increased by $93,000 to $550,000 in the first quarter of 2003 due to increased insurance costs, the closure of the office related to heavy snows in March and increased consulting expenses. We also acquired a small business, which provides services to measure and monitor mercury emissions, as of March 1, 2003, which caused G&A expense to increase by approximately $5,000.

Registrant's interest expense totaled approximately $31,000 for the first quarter of 2003 and $50,000 for the same period in 2002. The decrease in interest expense is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement.

In prior years we have reduced the net asset carrying value at the Calgary facility to a level that management believes will be recoverable from the sale of surplus equipment and future subleasing of the building and site.

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statutes, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded a liability of approximately $600,000, as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

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


Critical Accounting Policies and Estimates
As previously discussed, the Company's critical accounting policies and estimates include the estimated reclamation liability recorded in connection with the Calgary facility.
Other significant estimates used in preparation of the financial statements include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($164,000 at March 31, 2003) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past.
The Company has also estimated the net residual of its equipment at the Calgary facility to be approximately $400,000, which is included in other assets. This estimate could change based on many factors, including the ultimate outcome of the litigation noted above.
The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. The Company intends to have an independent valuation prepared before year-end, but believes market conditions and the operations of ADA will support its recorded value. Furthermore, management believes the fair value of other recorded intangibles are not impaired.
As with all estimates, the amounts described above are subject to change as additional information becomes available.
The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost would be recognized for grants of options and warrants to employees if the exercise prices were not less than the fair value of the Company's common stock on the grant dates. The Company had no stock based compensation issued to employees during the quarters ended March 31, 2003 or 2002. However, had there been such issuances and had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans,
the Company's net income and EPS would have been reduced.   In accordance with
SFAS 148, pro forma amounts would have been included in this report to set forth the reduction.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits - 99.1 Certification Pursuant to 18 U.S.C. Section 1350 No other changes from Item 13 of Registrant's 2002 Form 10-KSB.
(b) Forms 8-K - None.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          Earth Sciences, Inc.
						                 Registrant

Date:  May 14, 2003                        /s/ Mark H. McKinnies
                                           ----------------------------
                                              Mark H. McKinnies
                                     President and Chief Financial Officer

CERTIFICATION
I, Mark H. McKinnies, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Earth Sciences,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003
/s/ Mark H McKinnies
Name:  Mark H. McKinnies
                                          Title:  President and Treasurer