Form 10KSB/A
period 2002-12-31
EARTH SCIENCES INC
filed 2003-05-30
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                 AMENDMENT NO. 1 TO ITEMS 1, 6, 7, 9, 10 AND 13

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

In May 2001, we entered an agreement with Arch Coal Inc., the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002. Pursuant to the agreement, the Company has granted a non-exclusive, non-transferable license to the joint venture to use ADA 249 in connection with the JV activities. The JV is controlled by a five member management committee, three of whose members are selected by Arch and the remaining members by the Company. The JV will pay the Company a discount from the commercial price for all ADA 249 material supplied and commercial rates for any technical services. The Company and Arch each will bear their own costs and expenses related to any ADA 249 marketing efforts. Arch will fund the JV activities, including equipment needs and will retain any net profits. Either party may terminate the JV upon 60-days written notice after non-approval of the annually required business plan.

ADA-ES and Arch anticipate providing to their customers a long-term package of PRB coal, the ADA-249 chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249 fuel additive without making a significant capital investment. The companies will also handle the logistics of supply and system maintenance. During 2002, in addition to continual sales to one customer, (the revenues from whom amounted to less than 10% of the Company's total revenues), ADA-249 was demonstrated at four sites, for which we are in various stages of negotiation to supply ADA 249 on a continual basis. The DOE does not participate with the Company in any of its activities related to ADA 249.

Government Contracts
--------------------
The DOE issues solicitations from time to time for various development and demonstration projects. The DOE solicitations range in subject matter, and the Company submits bids for topics that fit the Company's mission and strategic plan. The bids involve a proposed statement of work, and contracts are negotiated with successful bidders to perform the specified work.

The contracts with the DOE are known as Cooperative Agreements and are considered financial assistance awards. The Company currently has three such agreements. Generally, the agreements cover the development and/or demonstration of air pollution control technologies for coal-fired power generating plants. One agreement provides for the development of a technology to reduce the emission of particulate matter from power plants. The second and third agreements cover the testing of mercury control systems at power plants. The work may involve designing and fabricating equipment, installing the equipment at power plants, testing the equipment, preparing economic studies, and preparing various reports. The deliverables required by the agreements include various technical and financial reports that are submitted by the Company on a prescribed schedule. The agreements require that the negotiated scope of work be performed, which includes testing/demonstrating various air pollution control technologies. The agreements with the DOE provide that any intellectual property that results from the work become the property of the Company.

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

Competition
-----------
Our primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and is offered by Chemithon Engineers Ltd., Wahlco, Inc. and Benetech in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. Injection of water mist into the flue gas stream is also a known technique for improving performance of the ESP in certain applications and is offered by EnviroCare, Inc. The capital cost of a water injection system are typically $200-300,000. A typical ADA-ES system can cost between $300,000-600,000. The Company has also introduced a product shown to be effective in the 300-750 degree range that is suitable for intermittent application and can augment a sulfur trioxide system and help to avoid use of ammonia. The competitive advantages of our FGC technology include an effective temperature range of 300 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The variety of products in the industry to aid ESP performance primarily compete on the basis of performance and price. The Company usually arranges for a full-scale demonstration of its products to its potential customers prior to selling its systems and chemicals for use on a continual basis.

There are no major barriers to entry of our products in the market, however, utility companies are generally slow to embrace new technologies when they perceive any potential for disruption in the production of electricity. The market for ADA-249 is just starting to emerge and no significant competition yet exists. The market for mercury emission control of coal-fired utilities is considered an emerging industry driven by regulations that are expected to be promulgated by the U.S. EPA, state legislatures and/ or the U.S. Congress.

Patents
-------
We have received five patents related to different aspects of our technology. The Company's patents have terms of 20 years measured from the application date, the earliest of which was in 1995. The patent related to ADA 249 has been approved for issuance and the related fee has been paid. We expect issuance of that patent in the next few months. The application for the ADA 249 patent was applied for in 2000. We continue to improve our products, and patents for three additional products have been submitted. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business.

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

The Company's principal source of liquidity is its operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana, Iowa and Alabama, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under four DOE contracts, which overall are expected to produce an estimated $3.1 million in revenues in 2003. Of that amount approximately 18% represents cost share amounts from industry partners, and 37% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $1.3 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

For ESI, if the spin-off occurs as planned, it will be seeking partnering and joint venture relationships to conduct and expand operations and in order to meet its funding requirements. For ADA, there can be no assurances that the positive cash flow that has been achieved will continue. For ESI, there can be no assurances that partnering and joint venture relationships can be arranged to continue and expand its operations, and to meet its funding requirements.

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

Results of Operations
---------------------
Revenues totaled $5,744,000 in 2002 versus $5,571,000 in 2001. Revenues for 2002 increased $173,000 due to increased sales in both FGC chemical and services and government contracts of $99,000 and $74,000, respectively. Revenues related to FGC activities were positively impacted by the sale of equipment and chemical to a new Alabama user, which amounts were offset by the end of chemical sales to a Wyoming user who elected to make equipment modifications rather than continue chemical treatments.

Total operating expenses (costs of government contracts and other operating costs) increased by $66,000 in 2002 as a result of a higher mix of equipment sales where profit margins are less than for the company's proprietary chemicals. ADA-ES experienced positive gross margins in 2002 and 2001 of 46% and 47%, respectively, but these were somewhat less than margins in excess of 50% expected from routine operations and resulted from ADA-ES activities to establish further market acceptance and its market share for its ADA 249 fluxing agents. The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration. Development expenses related to the introduction of ADA-249 increased expenses by a net of approximately of $127,000 and $250,000 in 2002 and 2001, respectively.

Consolidated research and development decreased by $9,000 in 2002 to $93,000 as compared to $102,000 in 2001. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $100,000 per year for the next several years.

General and administrative expenses decreased by $100,000 to $2,054,000 in 2002 primarily as a result of consolidating the northeast office operations, closed in January 2002, in Littleton, Colorado.

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

Registrant's interest expense totaled approximately $164,000 for 2002 and $226,000 for 2001. Interest expense includes approximately $23,000 and $38,000 in 2002 and 2001, respectively, from activities related to Calgary. The decrease in interest expense of $62,000 is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement. With improved cash flow the Company was able to avoid any significant additional borrowing.

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


Item 7. Financial Statements. (see pages F-1 through F-24)
----------------------------------------------------------
Index to Financial Statements
Independent Auditor's Report
Financial Statements:
     Earth Sciences, Inc. and Subsidiaries
     Consolidated Balance Sheet, December 31, 2002
     Consolidated Statements of Operations, For the Years Ended December 31,
       2002 and 2001
     Consolidated Statement of Stockholders' Equity, For the Period from
       January 1, 2001 to December 31, 2002
     Consolidated Statements of Cash Flows, For the Years Ended December 31,
       2002 and 2001
     Notes to Consolidated Financial Statements


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


     The appointment of Michael D. Durham to the Board of Directors of Registrant (the "Board") in 1997 was made pursuant to the ADA-ES Purchase Agreement whereby Registrant agreed to make available one seat on the Board between April 30, 1997 and November 1, 1998, and so long thereafter as the recipients of shares of Registrant in that transaction continue, in the aggregate, to hold no less than 1,000,000 shares. Management shareholders of Registrant entered into voting agreements, agreeing to vote their shares of stock in favor of the designated individual. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer. None of our directors hold director positions in other public companies.

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

     Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom was employed full time by Registrant since that time through 1999. Dr. Bloom has been retired since that time.

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



----------
(1)  The salary amount for Mr. Wurster includes $22,009, $170,438 and $61,799 paid to Orion Issues Management, Inc. ("OIMI") on his behalf in 2000, 2001 and 2002, respectively. Mr. Wurster performs a portion of his services to the Company through OIMI. The Company has no other relationship with OIMI.
(2)  Amounts represent discretionary pension contributions, 401(k) deferrals and matching payments made to a qualified plan by the Company for the benefit of the named individual. In all years such amounts include stock issued by the Company for the discretionary pension contribution portion of such payments averaging 40% of the amounts shown.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 2.2 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibit 10.12 was filed as an exhibit to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB, Exhibit 4.6 and 10.16 were filed as exhibits to Registrant's 2000 Form 10KSB, Exhibit 10.17 and 10.18 were filed as exhibits to Registrant's 2001 Form 10KSB, Exhibits 10.19 through 10.22 and 99.1 were filed as exhibits to Registrant's 2002 Form 10KSB, all other such Exhibits were filed as exhibits to Registrant's 1993 Form 10KSB).

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
10.17       Joint Venture and Co-Marketing Agreement by and between ADA
            Environmental Solutions, LLC and Arch Coal Sales Company dated
            January 1, 2002
10.19       Earth Science, Inc. 2000 Stock Option Plan dated December 7, 2000
10.20       Stock Option Agreement dated December 7, 2000 between Earth
            Sciences, Inc. and John F. Wurster
10.21       Distribution Agreement between Earth Sciences, Inc. and ADA-ES, Inc.
            dated March 17, 2003
10.22       Joint Product Exploitation and Marketing Agreement dated October 2,
            2002, by and between ALSTOM Power Inc. and ADA Environmental
            Solutions LLC
21.1        Subsidiaries of Registrant.
23.1*       Consent of Hein + Associates LLP
99.1        Certification Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES
----------
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies                    /s/ Ramon E. Bisque
------------------------                    -------------------
Mark H. McKinnies, President                Ramon E.  Bisque
and Principal Financial Officer             Chairman of The Board of Directors

Date:   May 30, 2003                        May 30, 2003
        ------------                        ------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Robert H. Lowdermilk
-------------------                         -------------------------
Ramon E.  Bisque                            Robert H. Lowdermilk
Chairman of The Board of Directors          Director

May 30, 2003                                May 30, 2003
------------                                ------------
   Date                                         Date


/s/ Duane N. Bloom                          /s/ Michael D. Durham
------------------                          ---------------------
Duane N.  Bloom, Director                   Michael D. Durham, Director

May 30, 2003                                May 30, 2003
------------                                ------------
   Date                                        Date


/s/ Mark H. McKinnies                       /s/ Ronald B. Johnson
---------------------                       ---------------------
Mark H. McKinnies, Director                 Ronald B. Johnson, Director

May 30, 2003                                May 30, 2003
------------                                ------------
   Date                                        Date


/s/ Rollie J. Peterson
----------------------
Rollie J. Peterson, Director

May 30, 2003
------------
   Date

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




HEIN + ASSOCIATES LLP

Denver, Colorado
February 28, 2003


                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2002

                                       ASSETS
                                       ------
CURRENT ASSETS:
    Cash and cash equivalents                                           $    323,000
    Trade receivables, with allowance for doubtful accounts of $5,000      1,116,000
    Inventories                                                               87,000
    Prepaid expenses and other                                               119,000
                                                                        ------------
             Total current assets                                          1,645,000

PROPERTY, PLANT AND EQUIPMENT, at cost                                     1,364,000
    Less accumulated depreciation and amortization                          (755,000)
                                                                        ------------
             Net property, plant and equipment                               609,000

GOODWILL, net of $1,556,000 in amortization                                2,024,000

INTANGIBLE ASSETS, net of $17,000 in amortization                             88,000

OTHER ASSETS                                                                 413,000
                                                                        ------------
TOTAL ASSETS                                                            $  4,779,000
                                                                        ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
    Notes payables:
         Related parties                                                $    100,000
         Others                                                              191,000
    Accounts payable                                                         482,000
    Accrued expenses                                                         208,000
    Current portion-capital lease obligations                                  4,000
    Deferred revenue                                                         383,000
                                                                        ------------
             Total current liabilities                                     1,368,000

LONG-TERM LIABILITIES:
    Capital lease obligations                                                 10,000
    Notes to related parties, net of current portion                       1,050,000
    Notes payable to vendors, net of current portion                         172,000
    Other liabilities                                                        752,000
                                                                        ------------
                                                                           1,984,000
COMMITMENTS AND CONTINGENCIES (Notes 5, and 8)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         33,364,000 shares issued and outstanding                            334,000
    Additional paid-in capital                                            28,746,000
    Accumulated deficit                                                  (25,816,000)
    Foreign currency translation adjustment                               (1,837,000)
                                                                        ------------
             Total stockholders' equity                                    1,427,000
                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,779,000
                                                                        ============


                See accompanying notes to these financial statements.


                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
REVENUE:
    Chemical sales, consulting and other          $  3,095,000     $  2,996,000
    Government contracts                             2,649,000        2,575,000
                                                  ------------     ------------
         Total revenues                              5,744,000        5,571,000

COST AND EXPENSES:
    Cost of government contracts                     1,647,000        1,678,000
    Other operating costs                            1,433,000        1,336,000
    General and administrative                       2,054,000        2,154,000
    Research and development                            93,000          102,000
    Depreciation and amortization                      114,000          928,000
    Impairment of assets                                  --          2,088,000
                                                  ------------     ------------
         Total expenses                              5,341,000        8,286,000
                                                  ------------     ------------

OPERATING INCOME (LOSS)                                403,000       (2,715,000)

OTHER INCOME (EXPENSE):
    Interest expense                                  (164,000)        (226,000)
    Other, net                                           4,000           20,000
                                                  ------------     ------------
             Total other income (expense)             (160,000)        (206,000)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $    243,000     $ (2,921,000)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          32,957,044       32,461,621
                                                  ============     ============

NET INCOME (LOSS) PER SHARE
    (Basic and diluted)                           $        .01     $       (.09)
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

     Revenue Recognition - ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. Chemical products are shipped FOB shipping point and title passes to the customer when the chemicals are shipped. The Company's sales agreements do no contain right of inspection or acceptance provision and products are generally received by customers within one day of shipment. The Company has had no significant history of non-acceptance, nor of replacing goods damaged or lost in transit. ADA equipment sales are recognized when the equipment is delivered and installed, and all return or buy back privileges have expired. Government contracts are recognized as services are performed based on various estimates provided by management.

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

     Intangible Assets - Intangible assets principally consist of patents. Acquired patents are being amortized over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life.

     Intangible assets consists of:

                                        Accumulated
                            Cost        Amortization       Net
                         -----------    ------------   -----------

        Patents          $   105,000    $   (17,000)   $    88,000
                         ===========    ===========    ===========

     Goodwill - Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001. Beginning on January 1, 2002, Goodwill was no longer amortized but is subject to impairment testing as discussed below. The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002, are as follows:

                                                               Accumulated
                                                  Goodwill     amortization        Net
                                                 -----------   ------------   -----------
          Balance as of January 1, 2001          $ 3,580,000   $(1,184,000)   $ 2,413,000
          Amortization expense for the year             --     $  (389,000)      (389,000)
                                                 -----------   -----------    -----------
          Balance December 31, 2001              $ 3,580,000   $(1,573,000)   $ 2,024,000
          Amortization expense for the year             --            --             --
                                                 -----------   -----------    -----------
          Balance December 31, 2002              $ 3,580,000   $(1,573,000)   $ 2,024,000
                                                 ===========   ===========    ===========

     As of January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, Goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year.

     During fiscal 2002, the Company engaged an investment banking firm to perform a valuation of the ADA. As a result of this evaluation as well as other factors, the Company concluded that no impairment of its goodwill was required.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Impairment of Long-Lived Assets - In 2001 the Company followed Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. In the fourth quarter of 2001, a further evaluation of the Calgary facility was performed in light of the business climate after events of September 11, 2001. The estimated future undiscounted cash flows associated with the asset were compared to the asset's net carrying amount to determine if a write-down to market value or discounted cash flow value was required. The results of the test indicated that an impairment was required. The Company recorded an impairment of $2,088,000 in 2001 to reduce the facility's carrying value to the estimated fair value after giving consideration to the remote nature of any future payment on the net profits royalty directly related to the facility.

     In 2002 the Company adopted Statement of Financial Accounts Standards
     (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. According to SFAS 144, an impairment exists when the carrying amount of a long-lived asset exceeds its fair value. As of December 31, 2002, the carrying value of this facility approximated the estimated future cash flows, as calculated under SFAS 144, therefore the Company did not recognize any additional impairment expense for the year ended December 31, 2002.

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

     Cost of Government Contracts - Costs of government contracts includes all labor, subcontract labor, materials, equipment, supplies and travel cost directly related and charged to the contracts being performed.

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

     The above table does not include the net assets of the Calgary facility. The Company intends to sell certain equipment and other assets currently not in use at the facility, but continues to investigate alternative uses for the building and related land under lease. The net assets of the Calgary facility included under the balance sheet caption "Other Assets" amounted to $396,000 as of December 31, 2002, which represents the fair market value of the assets held for sale.

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

5.   CONTINGENT NET PROFITS ROYALTY ON THE CALGARY FACILITY:
     -------------------------------------------------------

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary facility operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2002 for $3,250,000. ESI has the option to purchase the royalty interest at December 31, 2002 for $3,250,000. The Company's option and the 10% net profit royalty from operations of the Calgary facility expire in 2007. In the fourth quarter of 2001, coincidental with a downturn in the economy, management determined that the likely prospects for the restart of purified phosphate production at the facility were exhausted, that the sale of the remaining assets was the most likely course of action, and that the likelihood that any future royalty payments was remote. Therefore, the Company considered the remote nature of any future payment of the net profits royalty in its impairment analysis of the Calgary facility. No net profits payments have been made through December 31, 2002.

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


8.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------
     Calgary Lease Issues - The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC believes that the determination of when operations are permanently terminated is at its sole discretion. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $600,000 (recorded with other long-term liabilities) as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future and that such a change could be material. Without further assessment and sampling an estimate of the possible range of costs and related expense cannot be made. The landlord commissioned a Phase 1 environmental study of the leased premises. Although this Phase 1 study did not include any cost estimates, the landlord has estimated the costs substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding the future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

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

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2002 and 2001 were as follows (as a percentage of each entity's sales):

          Customer                                     2002       2001
          --------                                     ----       ----

          US Department of Energy                       41%        44%
          Mid American Energy Company                   12%        11%
          Cleco Corporation                             10%        11%
          Alabama Power Company                         14%        11%

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


                                EARTH SCIENCES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Eliminating
                                       ESI          ESEC          ADA         Entries   Consolidated
                                   ----------    ----------    ----------   ----------  ------------
2002

Revenues from external customers   $     --      $   44,000    $5,700,000   $     --     $5,744,000
                                   ----------    ----------    ----------   ----------   ----------
        Total revenue              $     --      $   44,000    $5,700,000   $     --     $5,744,000
                                   ==========    ==========    ==========   ==========   ==========

Impairment of assets               $     --      $     --      $     --     $     --     $     --
Interest expense                   $  115,000    $   23,000    $   26,000   $     --     $  164,000
Depreciation and amortization      $    1,000    $     --      $  113,000   $     --     $  114,000

Segment operating income (loss)    $  (20,000)   $  (89,000)   $  493,000   $     --     $  403,000
Segment income (loss)              $ (115,000)   $ (111,000)   $  469,000   $     --     $  243,000

Segment assets                     $  353,000    $  453,000    $3,973,000   $     --     $4,779,000
Goodwill, net of amortization      $     --      $     --      $2,024,000   $     --     $2,024,000
Expenses paid with stock           $     --      $     --      $  144,000   $     --     $  144,000
Expenditures for segment assets    $     --      $     --      $   81,000   $     --     $   81,000









                                  EARTH SCIENCES, INC. AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               Eliminating
                                       ESI           ESEC           ADA          Entries    Consolidated
                                   -----------    -----------    -----------    ----------  ------------
2001

Revenues from external customers   $      --      $    20,000    $ 5,551,000    $     --     $ 5,571,000
                                   -----------    -----------    -----------    ----------   -----------
        Total revenue              $      --      $    20,000    $ 5,551,000    $     --     $ 5,571,000
                                   ===========    ===========    ===========    ==========   ===========

Impairment of assets               $      --      $ 2,088,000    $      --      $     --     $ 2,088,000
Interest expense                   $   126,000    $    27,000    $    73,000    $     --     $   226,000
Depreciation and amortization      $     3,000    $   427,000    $   498,000    $     --     $   928,000
Segment operating income (loss)    $   (67,000)   $(2,640,000)   $   (51,000)   $     --     $(2,758,000)
Segment income (loss)              $  (134,000)   $(2,666,000)   $  (121,000)   $     --     $(2,921,000)

Segment assets                     $   405,000    $    30,000    $ 4,371,000    $     --     $ 4,806,000
Goodwill, net of amortization      $      --      $      --      $ 2,024,000    $     --     $ 2,024,000
Expenses paid with stock           $      --      $      --      $   154,000    $     --     $   154,000
Expenditures for segment assets    $      --      $      --      $   131,000    $     --     $   131,000







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


Date: May 30, 2003

                                               /s/ Mark H McKinnies
                                               --------------------
                                               Name:  Mark H. McKinnies
                                               Title:  President and Treasurer