Form 10QSB/A
period 2003-03-31
EARTH SCIENCES INC
filed 2003-06-16
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB
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


                                                                UNAUDITED
			ASSETS
                                                     (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                    $    530
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                             727
Inventories                                                          146
Prepaid expenses and other          	                           115
                                                                    ----
      Total current assets	                                     1,518

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,534
    Less accumulated depreciation and amortization                  (774)
                                                                  ------
          Net property and equipment        	                     760

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $12 in amortization                         89
OTHER ASSETS, including assets held for sale                         412
                                                                  ------
TOTAL ASSETS       	                                        $  4,803
		                      	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                              $    408
  Notes payable:
     Related party                                                   100
     Other	                                                         191
  Accrued expenses                                                   170
  Deferred revenues                                                  365
  Other current liabilities                                           84
                                                                   -----
	Total current liabilities                                    1,318

LONG-TERM LIABILITIES:
  Notes to related parties                                         1,050
  Other liabilities	                                             969
                                                                   -----
	                                                             2,019
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        334
  Additional paid-in capital                                      28,746
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,777)
                                                                  ------
	Total stockholders' equity                                   1,466
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $  4,803
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

					       	          Earth Sciences, Inc.
						                 Registrant

Date:  June 16, 2003                        /s/ Mark H. McKinnies
                                           ----------------------------
                                              Mark H. McKinnies
                                     President and Chief Financial Officer

CERTIFICATION
I, Mark H. McKinnies, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Earth Sciences,
Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 16, 2003
                                               /s/ Mark H McKinnies
                                          Name:  Mark H. McKinnies
                                          Title:  President and Treasurer