Form 10QSB
period 2003-06-30
EARTH SCIENCES INC
filed 2003-08-07
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,445,254 Shares of Common Stock, one cent par value outstanding as of August 1, 2003.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             June 30, 2003


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $    65
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,165
  Inventories                                                        154
  Prepaid expenses and other        	                           104
                                                                    ----
      Total current assets	                                     1,488

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,602
    Less accumulated depreciation and amortization                  (804)
                                                                   ------
          Net property and equipment        	                     798

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $12 in amortization                         92
OTHER ASSETS                                                         412
                                                                  ------
TOTAL ASSETS       	                                         $ 4,814
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   370
  Notes payable:
     Related party                                                   100
     Other	                                                         291
  Accrued expenses                                                   181
  Deferred revenues                                                  280
  Other current liabilities                                          11
                                                                   -----
	Total current liabilities                                    1,233

LONG-TERM LIABILITIES:
  Notes to related parties                                         1,050
  Other liabilities	                                             951
                                                                   -----
	                                                             2,001
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        334
  Additional paid-in capital                                      28,764
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,681)
                                                                  ------
	Total stockholders' equity                                   1,580
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 4,814
                                                                  ======

See accompanying notes.

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002

			                              UNAUDITED
                                                  2003                 2002
                        (amounts in thousands, except per share amounts)
	                                     3 Mos.   6 Mos.    3 Mos.   6 Mos.
REVENUES:
     Flue gas conditioning and other	 $  488    1,099       479    1,217
     Mercury emission control               1,022    1,534       691    1,162
     Combustion aids                          101      256        72       76
                                            -----    -----     -----    -----
        Total revenues                      1,611    2,889     1,242    2,455

COST AND EXPENSES:
    Operating                                 819    1,431       594    1,180
    General and administrative                587    1,137       510      961
    Research & development                     66      107        53       75
    Depreciation and amortization              32       56        29       58
                                            -----    -----     -----    -----
             Total expenses                 1,504    2,731     1,186    2,274
                                            -----    -----     -----    -----
OPERATING INCOME                              107      158        56      181
OTHER INCOME (EXPENSE):
    Interest expense                          (31)     (62)      (42)     (92)
    Other, net                                 20       39         1        5
                                            -----    -----     -----    -----
     Total other income (expense)             (11)     (23)      (41)     (87)
                                            -----    -----     -----    -----
NET INCOME                                 $   96      135        15       94
                                           ======   ======    ======   ======
NET INCOME PER COMMON Share (Basic
 and Diluted):                              $ .00      .00       .00      .00
                                             ====     ====      ====     ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (000's):                      33,426   33,395    32,864   32,805
                                           ======   ======    ======   ======
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 2003 and 2002
                                            UNAUDITED
     	                                  2003          2002
                                      (amounts in thousands)

Accumulated deficit as of January 1 $ (25,816)      (26,059)
Net income for the period	            135            94
                      		       --------      --------
Accumulated deficit as of June 30   $ (25,681)      (25,965)
			                     ======	     ======


See accompanying notes.

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2003 and 2002

                                                                UNAUDITED
                                                           2003         2002

                                                         amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   135     $    94
  Adjustments to reconcile net income to net cash
   used in operations:
  	Depreciation and amortization                           56          58
      Expenses paid with stock            		        14          76
  	Change in operating assets and liabilities  	      (342)       (702)
                                                           -----       -----
       Net cash used by operating activities                (137)       (474)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	            (248)        (30)
                                                           -----       -----
	Net cash used by investing activities                 (248)        (30)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable           			       -          (101)
  Proceeds from notes payable	                              100          100
  Increase in other liabilities                              27           -
                                                          -----        -----
	Net cash provided (used) by financing activities      127           (1)
                                                          -----        -----
Net decrease in cash and cash equivalents                  (258)        (505)

Cash and cash equivalents at beginning of period            323          536
                                                          -----        -----
Cash and equivalents at end of period 			   $   65      $    31
                                                          =====        =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $   60      $    88
                                                          =====        =====
      Stock and options issued for services              $   14           76
                                                          =====        =====
See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2003

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2002 Form 10-KSB, as amended.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The segment assets of the ESI and ADA segments are located in the US while the assets of ESEC are located in Canada. All significant customers are US companies.

                                      (amounts in thousands)
Six months ended June 30, 2003
                                             Eliminating
                         ESI    ESEC   ADA   Entries         Consolidated
                        ----  ------  -----  -----------     ------------
Total revenue          $  -   $   17 $2,872      $    -        $  2,889
Segment assets	     $ 353  $  486 $3,975           -        $  4,814
Segment profit (loss)  $ (50) $   19 $  166           *        $    135
Goodwill, net of amort.$   -      -  $2,024           -        $  2,024
Expenses paid in stock $   -      -  $   14            -       $     14

Six months ended June 30, 2002
Total revenue          $  -  $    21 $2,434      $    -        $  2,455
Segment assets	     $ 350  $  471 $3,888           -        $  4,709
Segment profit (loss)  $ (65) $  (47)$  206           *        $     94
Goodwill, net of amort.$   -      -  $2,024           -        $  2,024
Expenses paid in stock $   -      -  $   76           -        $     76

Three months ended June 30, 2003
Total revenue          $  -  $     6 $1,605      $    -        $  1,611
Segment profit (loss)  $ (24) $   13 $  107           *        $     96


Three months ended June 30, 2002
Total revenue          $  -  $     6 $1,236      $    -        $  1,242
Segment profit (loss)  $ (28) $  (35)$   78           *        $     15

* There were no profits on intersegment revenues.

(3) Commitments and Contingencies
The Calgary Facility
--------------------
In prior years we have reduced the net asset carrying value at the Calgary facility to a level that management believes will be recoverable from the sale of surplus equipment and future subleasing of the building and site. The Calgary facility is subject to a 10% net profits royalty assignment amounting to $4,850,000 and the facility may not be assigned, sold, transferred or conveyed unless expressly subject to that royalty interest. The royalty interest requires payment of 10% of net income, if any, as defined, generated by the facility and expires in September 2007 without further obligation.

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statutes, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded a liability of approx. $600,000, as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

During 2001 the landlord asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, ESIR filed a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement, requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. In December 2002 the Company filed a Statement of Defence to the Counterclaim vigorously denying breach of any obligation under the lease or easement, the landlord's characterization of the cessation of operations, the termination of the easement and site lease and that any amounts are due for reclamation of the site. To the best of management's knowledge and belief, the Company is in compliance with all permits and licenses
issued for the construction and operation of the facility.   The Company will
continue to defend its rights for this rail line access to the site and the validity of the site lease. If the landlord is successful in asserting the termination of the rail line easement and site lease, it would severely affect the future economic feasibility of any operations at the Calgary plant. While there is secure truck access to the Calgary plant, the loss of the rail line easement could decrease the possibility of some alternative future uses of the Calgary plant. Over the last six months the landlord and the Company had been negotiating a proposal for settlement, but recently the landlord has informed us that they no longer wish to participate in settlement negotiations and instead wish to proceed with litigation. The financial implications of an adverse court ruling are unknown, and therefore, the financial statements do not include any adjustment related to this matter.

If the Company should abandon, dispose or otherwise cease operations in Canada, the cumulative foreign currency adjustment recorded as a contra equity amount of $1,837,000 will be recorded as an operating expense. Such adjustment, however, will have no effect on net equity.

Related Party Note
------------------
In 2000, ESI re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a director of the Company, is the president and majority shareholder of TCC. Assets of Earth Sciences and ADA collateralize these amounts. The Debenture was convertible by the holder into no more than 1,000,000 shares of Earth Sciences common stock at the conversion price of $.21 per share or the then current market price, whichever is lower. As of June 30, 2002 the remaining amount payable on the Note and Debenture totaled $1,150,000. The Debenture and the Note will be assigned to and assumed by ADA as part of the spin-off from ESI as noted below in the first paragraph under the heading "Liquidity and Capital Resources.". Under the terms negotiated in 2000, the Note and Debenture are due in September 2003. Earth Sciences, ADA and TCC are in the process of renegotiating the payment terms on the Debenture and Note so that the entire debt is expected to be payable in equal monthly installments of principal and interest of approximately $13,000 and bear interest at the greater of prime plus two points or 10% with a balloon due at the end of 3 years. The equitable conversion rights held by TCC prior to the assumption of the debt by ADA are expected to be duplicated in the Company at the same ratio of 1 share of the Company's stock for each 10 shares of Earth Sciences stock as provided for in the spin-off. The Debenture, to be assumed by ADA, is expected to be convertible by the holder into no more than 100,000 shares of ADA's common stock at the conversion price of $2.10 per share or the then current market price, whichever is lower.

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

The Company had a positive working capital of $255,000 at 6/30/03. The amount represents an increase of $55,000 during the quarter. The increase is a result of net income plus non-cash charges less capital expenditures during the quarter incurred as a result of expanding the ADA office space. In the event that the spin-off of ADA-ES occurs as planned, the working capital of the Company as of 6/30/03 on a pro forma basis would have been $48,000. For ADA, Management believes that existing and expected improving working capital through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2003. For ESI, if the spin-off occurs as planned, it will be seeking partnering and joint venture relationships to conduct and expand operations in order to meet its funding requirements. For ADA, there can be no assurances that the positive cash flow that has been achieved will continue. For ESI, there can be no assurances that partnering and joint venture relationships can be arranged to continue and expand its operations.
The continuation of positive cash flow is dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties, whether in the FGC unit or otherwise, and overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under four DOE contracts, which overall are expected to produce an estimated $3.1 million in revenues in
2003.   Of that amount approximately 18% represents cost share amounts from industry partners, and 37% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $1.3 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. As of 6/30/03 $100,000 was outstanding under the line.

Planned capital expenditures for ADA to sustain and improve ongoing operations for 2003 are estimated at $300,000. The Company expects to fund these requirements out of existing working capital.

Cash flow used in operations totaled $(137,000) for first six months of 2003 compared to a use of $(474,000) for the same period in 2002. Cash flow from operations in 2002 was lower than anticipated as the result of significant payments received at the end of 2001 by one utility in advance of equipment installation and operation that would have otherwise been received in early 2002. The amount for 2003 resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $248,000. Cash flow from investing activities for 2002 includes a use for capital expenditures of $30,000. Cash flow from financing activities for 2003 includes a draw of $100,000 on the Company's credit line and an increase of $27,000 in other liabilities which primarily represent pension liabilities the Company expects to meet through the issuance of its stock after the spin-off takes place. In 2002 cash flow from financing activities also included a $100,000 draw on the Company's line of credit and payments totaling $101,000 on notes payable.

Results of Operations
Revenues for the second quarter of 2003 totaled $1,611,000 versus $1,242,000 in 2002. Revenues for 2003 increased due primarily to increased sales in Mercury Emission Control and Combustion Aids ($331,000 and $29,000, respectively). Coupled with increases experienced in the first quarter, total revenues for the first six months in 2003 were $434,000 higher that for the same period last year. FGC sales in the first quarter of 2002 were higher because they included sales to a Wyoming utility in January of that year that discontinued use of chemicals when it made mechanical changes to its plant. Mercury emission control revenues for the first months of 2003 are $372,000 higher than the same period last year due to start-up of long-term testing in Alabama, increased work in mercury monitoring services and commencement of work for Presque Isle. Overall the Company expects revenues from mercury work will increase in 2003 over that recognized in 2002. At present a majority of our mercury emission control work is funded by government contracts. The Company's charges under those government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. Audits for costs charged to those projects in 2000 and 2001 have been completed and claimed costs for 2002 computed in the same manner as agreed in the audits have been submitted resulting in an increase in revenue recognized in the second quarter of 2003 of approximately $95,000. The Company continues to believe it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. The Company has sold FGC chemicals and services to four utilities thus far in 2003.

Operating expenses increased by $225,000 and $251,000 for the three and six months ended 6/30/03, respectively, as compared to the same periods in 2002. These increases are in line with the increased revenues recognized in those periods. ADA-ES experienced positive gross margins in both 2003 and 2002 (50% and 52%, respectively). The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Consolidated research and development increased by $13,000 and $32,000 in the three and six months ended 6/30/03, respectively, as compared to the same periods in 2002. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $120,000 per year for the next several years.

General and administrative expenses increased by $77,000 to $587,000 in the second quarter of 2003 and $176,000 to $1,137,000 for the first six months of 2003, all as compared to the same periods in 2002. The increases result primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market.

Our interest expense totaled approximately $62,000 for the first six months of 2003 and $92,000 for the same period in 2002. The decrease in interest expense is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement.

Critical Accounting Policies and Estimates
As previously discussed, the Company's critical accounting policies and estimates include the estimated reclamation liability recorded in connection with the Calgary facility. Other significant estimates used in preparation of the financial statements include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($361,000 at June 30, 2003) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past.

The Company has also estimated the net residual of its equipment at the Calgary facility to be approximately $400,000, which is included in other assets. This estimate could change based on many factors, including the ultimate outcome of the litigation noted above.
The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. The Company intends to have an independent valuation prepared before year-end, but believes market conditions and the operations of ADA will support its recorded value. Furthermore, management believes the fair value of other recorded intangibles are not impaired.
As with all estimates, the amounts described above are subject to change as additional information becomes available.
The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost would be recognized for grants of options and warrants to employees if the exercise prices were not less than the fair value of the Company's common stock on the grant dates. The Company had no stock based compensation issued to employees during the quarters ended June 30, 2003 or 2002. However, had there been such issuances and had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net
income and EPS would have been reduced.   In accordance with SFAS 148, pro forma
amounts would have been included in this report to set forth the reduction.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on his evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -   31	Certification of Chief Executive and Chief
                        Financial Officer of Earth Sciences, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2002 Form 10-KSB.
(b)	Forms 8-K -  None.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          Earth Sciences, Inc.
						                 Registrant

Date:  August 6, 2003                          /s/ Mark H. McKinnies
                                              ----------------------
                                                 Mark H. McKinnies
                                         President and Chief Financial Officer