Form 10KSB/A
period 2002-12-31
EARTH SCIENCES INC
filed 2003-08-20
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                            AMENDMENT NO. 2 TO ITEM 7

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 2.1 and 2.2 were filed as exhibits to Registrant's April 30, 1997 Form 8K; Exhibit 10.12 was filed as an exhibit to Registrant's 1997 Form 10KSB, Exhibits 3.1, 10.15 and 21.1 were filed as exhibits to Registrant's 1998 Form 10KSB, Exhibit 4.6 and 10.16 were filed as exhibits to Registrant's 2000 Form 10KSB, Exhibit 10.17 and 10.18 were filed as exhibits to Registrant's 2001 Form 10KSB, Exhibits 10.19 through 10.22 were filed as exhibits to Registrant's 2002 Form 10KSB, all other such Exhibits were filed as exhibits to Registrant's 1993 Form 10KSB).

No.         Description
---         -----------
2.1         Stock Option and Exchange Agreement and exhibits among Earth
            Sciences, Inc. and ADA-ES, Inc., ADA Environmental Solutions LLC,
            ADA Technologies, Inc., C. Jean Bustard, John F. Wurster, Kenneth E.
            Baldrey and Cameron E. Martin dated April 30, 1997.
2.2         Amended and Restated Operating Agreement of ADA Environmental
            Solutions LLC, a Colorado Limited Liability Company, April 30, 1997.
3.1         Articles of Incorporation, as amended and restated.
3.2         By-laws.
4.6         Amended and Restated 10% Convertible Debenture Due September 8, 2003
10.2        Lease dated April 3, 1978 between Western Co-operative Fertilizers,
            Limited and ESI Resources, Ltd.
10.12       Assignment of Net Profits Interest dated November 1, 1997 from
            Registrant, ESI Resource Limited, and Earth Sciences Extraction
            Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear
            Power Corporation.
10.15       Amended and Restated Promissory Note dated September 8, 2000
10.16       Market Development Agreement between Norit Americas Inc. and Earth
            Sciences, Inc. dated June 29, 2001
10.17       Joint Venture and Co-Marketing Agreement by and between ADA
            Environmental Solutions, LLC and Arch Coal Sales Company dated
            January 1, 2002
10.19       Earth Science, Inc. 2000 Stock Option Plan dated December 7, 2000
10.20       Stock Option Agreement dated December 7, 2000 between Earth
            Sciences, Inc. and John F. Wurster
10.21       Distribution Agreement between Earth Sciences, Inc. and ADA-ES, Inc.
            dated March 17, 2003
10.22       Joint Product Exploitation and Marketing Agreement dated October 2,
            2002, by and between ALSTOM Power Inc. and ADA Environmental
            Solutions LLC
21.1        Subsidiaries of Registrant.
23.1*       Consent of Hein + Associates LLP
99.1*       Certification Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES
----------
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earth Sciences, Inc.
--------------------
 (Registrant)

By /s/ Mark H. McKinnies                    /s/ Ramon E. Bisque
------------------------                    -------------------
Mark H. McKinnies, President                Ramon E.  Bisque
and Principal Financial Officer             Chairman of The Board of Directors

Date:   August 19, 2003                     August 19, 2003
        ---------------                     ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Robert H. Lowdermilk
-------------------                         -------------------------
Ramon E.  Bisque                            Robert H. Lowdermilk
Chairman of The Board of Directors          Director

August 19, 2003                             August 19, 2003
---------------                             ---------------
     Date                                         Date


/s/ Duane N. Bloom                          /s/ Michael D. Durham
------------------                          ---------------------
Duane N.  Bloom, Director                   Michael D. Durham, Director

August 19, 2003                             August 19, 2003
---------------                             ---------------
     Date                                        Date


/s/ Mark H. McKinnies                       /s/ Ronald B. Johnson
---------------------                       ---------------------
Mark H. McKinnies, Director                 Ronald B. Johnson, Director

August 19, 2003                             August 19, 2003
---------------                             ---------------
     Date                                        Date


/s/ Rollie J. Peterson
----------------------
Rollie J. Peterson, Director

August 19, 2003
---------------
     Date

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

5.   CONTINGENT NET PROFITS ROYALTY ON THE CALGARY FACILITY:
     -------------------------------------------------------

     In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary facility operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2002 for $3,250,000. The Company's option and the 10% net profit royalty from operations of the Calgary facility expire in 2007. The Calgary facility may not be assigned, sold, transferred or conveyed unless expressly subject to the royalty interest. The royalty interest requires payment of 10% of net income, if any, as defined, generated by the facility and expires in September 2007 without any further obligation. In the fourth quarter of 2001, coincidental with a downturn in the economy, management determined that the likely prospects for the restart of purified phosphate production at the facility were exhausted, that the sale of the remaining assets was the most likely course of action, and that the likelihood that any future royalty payments was remote. Therefore, the Company considered the remote nature of any future payment of the net profits royalty in its impairment analysis of the Calgary facility. No net profits payments have been made through December 31, 2002.

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


Date: August 19, 2003

                                               /s/ Mark H McKinnies
                                               --------------------
                                               Name:  Mark H. McKinnies
                                               Title:  President and Treasurer