Form 10QSB
period 2003-09-30
EARTH SCIENCES INC
filed 2003-11-14
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,445,254 Shares of Common Stock, one cent par value outstanding as of November 7, 2003.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiary
                        Consolidated Balance Sheet
                             September 30, 2003


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $   103
  Trade receivables	                                              86
  Prepaid expenses and other        	                            36
                                                                    ----
      Total current assets	                                       225

PROPERTY, PLANT AND EQUIPMENT, at cost	                           414
    Less accumulated depreciation and amortization                   (76)
                                                                   ------
          Net property and equipment        	                     338

OTHER ASSETS                                                         395
                                                                  ------
TOTAL ASSETS       	                                         $   958
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $    22
  Notes payable                                                       24
  Accrued expenses and other current liabilities                      20
                                                                   -----
	Total current liabilities                                       66

LONG-TERM LIABILITIES:
  Other liabilities	                                             941

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value                                        334
  Additional paid-in capital                                      27,168
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (25,714)
                                                                  ------
	Total stockholders' equity                                     (49)
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $   958
                                                                  ======

See accompanying notes.

                                          1
-----------------------------------------------------------------------------

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2003 and 2002

			                              UNAUDITED
                                                  2003                 2002
                        (amounts in thousands, except per share amounts)
	                                   3 Mos.   9 Mos.    3 Mos.   9 Mos.
REVENUES:
     Rental income and other                  9       26         9       30

COST AND EXPENSES:
    Operating                                -        -          1       18
    General and administrative               74      101        48       93
    Depreciation and amortization            -        -         -         1
                                          -----    -----     -----    -----
             Total expenses                  74      101        49      112
                                          -----    -----     -----    -----
OPERATING LOSS                              (63)     (75)      (40)     (82)

OTHER INCOME (EXPENSE):
    Interest expense                        (26)     (86)      (36)    (106)
    Other, net                               -        39        -         1
                                          -----    -----     -----    -----
     Total other income (expense)           (26)     (47)      (36)    (105)
                                          -----    -----     -----    -----
NET LOSS BEFORE DISCONTINUED OPERATIONS  $  (89)    (122)      (76)    (187)

INCOME FROM DISCONTINUED OPERATION.          58      224       120      326
                                          -----    -----     -----    -----
NET INCOME (LOSS)                        $  (31)     102        44      139
                                         ======   ======    ======   ======
PER COMMON SHARE (Basic and Diluted):
  BEFORE DISCONTINUED OPERATIONS          $(.00)    (.00)     (.00)    (.01)
                                           ====     ====      ====     ====
  NET INCOME (LOSS)                       $(.00)     .00       .00      .00
                                           ====     ====      ====     ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (000's):                    33,445   33,412    32,991   32,867
                                         ======   ======    ======   ======
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Nine Months Ended September 30, 2003 and 2002
                                               UNAUDITED
     	                                       2003          2002
                                            (amounts in thousands)

Accumulated deficit as of January 1      $ (25,816)      (26,059)
Net income for the period	                 102           139
                      		            --------      --------
Accumulated deficit as of September 30   $ (25,714)      (25,920)
			                          ======	    ======


See accompanying notes.

-----------------------------------------------------------------------

                   Earth Sciences, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002

                                                                UNAUDITED
                                                           2003         2002

                                                       (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   102     $   139
  Adjustments to reconcile net income to net cash
   used in operations:
  	Depreciation and amortization                           -            1
      Stock issued for services                               18          79
      Equity in earnings of ADA-ES, Inc.                    (224)       (326)
      Change in operating assets and liabilities  	       (62)        (17)
                                                           -----       -----
       Net cash used by operating activities                (166)       (124)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                    -         (101)
  Advances and distributions from ADA-ES, Inc.               355         295
  Net change from spin-off of ADA-ES, Inc.                    22        (120)
  Decrease in other liabilities                              (66)          7
                                                           -----       -----
	Net cash provided  by financing activities             267          81
                                                           -----       -----
Net decrease in cash and cash equivalents                    101         (43)

Cash and cash equivalents at beginning of period               2          44
                                                           -----       -----
Cash and equivalents at end of period 			    $  103      $    1
                                                           =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		                $   80      $   88
                                                           =====       =====
      Stock issued for services                           $   18      $   79
                                                           =====       =====
See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2003

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. The statement of operations for 2002 has been restated to reflect the spin-off of ADA-ES, Inc. by reporting the equity in its earnings for the periods shown as Income from Discontinued Operations. Such statements should be considered in conjunction with Registrant's 2002 Form 10-KSB, as amended and Form 8K filed November 5, 2003, which presented the pro forma financials of the Company subsequent to the spin-off.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The segment assets of the ESI segment is located in the US while the assets of ESEC are located in Canada.

                                      (amounts in thousands)

                                     ESI    ESEC   Consolidated
                                    ----  ------   ------------
Three months ended September 30, 2003
Total revenue                      $  -    $   9       $     9
Segment profit (loss)              $  (15) $ (16)      $   (31)
Expenses paid in stock             $    -      -       $     -

Nine months ended September 30, 2003
Total revenue                      $  -    $  26       $     26
Segment assets	                 $  453  $ 505       $    958
Segment profit (loss)              $   99  $   3       $    102
Expenses paid in stock             $   18  $   -       $     18

Three months ended September 30, 2002
Total revenue                      $  -    $   9       $      9
Segment profit (loss)              $   94  $ (50)      $     44
Expenses paid in stock             $   -   $   -       $      -

Nine months ended September 30, 2002
Total revenue                      $  -   $   30       $     30
Segment assets	                 $ 350  $  471       $    921
Segment profit (loss)              $ 236  $  (97)      $    139
Expenses paid in stock             $  79  $    -       $     79



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

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statutes, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded a liability of approx. $450,000, as an estimate of the remaining costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

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

Related Party Note
------------------
In 2000, ESI re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a past director of the Company, is the president and majority shareholder of TCC. Assets of Earth Sciences and ADA collateralize these amounts. The Debenture was convertible by the holder into no more than 1,000,000 shares of Earth Sciences common stock at the conversion price of $.21 per share or the then current market price, whichever is lower. The Debenture and the Note was assigned to and assumed by ADA as part of the spin-off from ESI as noted below in the first paragraph under the heading "Liquidity and Capital Resources".

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources
In March 2003 ADA-ES and ESI entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date of August 29, 2003 as determined by the ESI Board of Directors. The Distribution Agreement requires certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off took place on September 12, 2003 when ESI distributed approximately 3.3 million shares of the Company's common stock to its shareholders.

The Company had a positive working capital of $159,000 at 9/30/03. The amount represents an increase of approximately $242,000 due to the effects of the spin-off transactions as discussed below. Maintenance of positive working capital will be dependent on the Company generating cash flow from operations in Calgary and reducing the holding costs or selling some of it mineral interests. The Company is seeking partnering and joint venture relationships to conduct and expand operations in order to meet its funding requirements. There can be no assurances that partnering and joint venture relationships can be arranged to continue and expand its operations.

As required under the Distribution Agreement with ADA-ES, in September 2003 ADA-ES transferred $100,000 in cash to the Company and assumed notes payable to Tectonic Construction Co. totaling $1,150,000. ADA-ES also assumed other indebtedness from ESI in the amount of $130,000 related to a sabbatical policy adopted for past ESI employees that was subsequently rescinded, which is expected to be paid off on a monthly basis over the next three years.

The Company currently has no plans for any capital expenditures.

Cash flow used in operations totaled $(166,000) for first nine months of 2003 compared to a use of $(124,000) for the same period in 2002. The amount for 2003 resulted primarily from net income plus non-cash charges for stock issued for services less the equity in earnings of ADA-ES and changes in other assets and liabilities. Cash flow from financing activities for 2003 includes advances and distributions from ADA-ES of $355,000, a use of a net $381,000 related to the spin-off transactions and a decrease in other liabilities of $66,000. In 2002 cash flow from financing includes advances and distributions from ADA-ES of $295,000, a use of a net $381,000 related to the spin-off transactions, a use of $101,000 in payments on notes payable and a increase in other liabilities of $7,000.


Results of Operations
Revenues for the third quarter of 2003 totaled $9,000 equal to the same amount in 2002. Revenues for both periods represented primarily amounts received for rental of a portion of the Calgary facility.

Operating expenses are currently covered by the tenants in Calgary, but are expected to increase, as the Company seeks to expand its activities there.

General and administrative expenses increased by $26,000 to $74,000 in the third quarter of 2003 and $8,000 to $101,000 for the first nine months of 2003, all as compared to the same periods in 2002. The increases result primarily from increased legal and accounting expenses related to the spin-off.

Our interest expense totaled approximately $86,000 for the first nine months of 2003 and $106,000 for the same period in 2002. The decrease in interest expense is due a pay down of the Tectonic debt, subsequently assumed by ADA-ES.

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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost would be recognized for grants of options and warrants to employees if the exercise prices were not less than the fair value of the Company's common stock on the grant dates. The Company had no stock based compensation issued to employees during the quarters ended September 30, 2003 or 2002. However, had there been such issuances and had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income and EPS would have been reduced. In accordance with SFAS 148, pro forma amounts would have been included in this report to set forth the reduction.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on his evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2003, the end of the period covered by this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -   31	Certification of Chief Executive and Chief
                        Financial Officer of Earth Sciences, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

                  32	Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2002 Form 10-KSB.
(b)	Forms 8-K -  dated November 5, 2003, reporting the pro forma financial results of the Company based on the spin-off of ADA-ES, Inc. to the Company's shareholders.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          Earth Sciences, Inc.
						                 Registrant

Date:  November 11, 2003                        /s/ Mark H. McKinnies
                                              ----------------------
                                                 Mark H. McKinnies
                                        President and Chief Financial Officer