Form 10KSB
period 2003-12-31
EARTH SCIENCES INC
filed 2004-04-12
CIK 30985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $68,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 19, 2004 was $790,626.


Number of shares outstanding of registrant's Common Stock, one-cent par value as of March 19, 2004 - 33,445,254.


DOCUMENTS INCORPORATED BY REFERENCE:
None


Transitional Small Business Disclosure Format:  Yes __ No  X

PART I

Item 1. Description of Business

This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis or Plan of Operation." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis or Plan of Operation."

(a) Business Development.
Earth Sciences, Inc. ("ESI" or "Registrant", which term includes its wholly-owned subsidiaries unless otherwise indicated) is a diversified mineral exploration and development company. ESI was incorporated under the name of Colorado Central Mines, Inc. in Colorado in 1957. The major activities of the Company include the ownership of a currently idled chemical facility in Calgary, Alberta; and the maintenance of several mineral resources and prospects in the Western US. In May 1997, ESI acquired a 51% equity position in ADA Environmental Solutions, LLC ("ADA-ES) through a combination of stock and cash. The acquisition agreement provided for payments of cash and notes and included an option for ESI to acquire the remaining equity interests. In May 1998, Earth Sciences exercised that option, acquiring a 100% interest in ADA-ES by issuance of 1,716,000 shares of stock to the shareholders of ADA-ES in exchange for all their shares in ADA-ES. In March 2003 ADA-ES and ESI entered into an agreement for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI. The distribution occurred on September 12, 2003 based on a record date of August 29, 2003 as set by the ESI Board of Directors. The distribution resulted in ADA-ES being a separate company operated apart from ESI.

During 2003, ESI, through Earth Sciences Extraction Company ("ESEC"), studied and pursued the use with others of the idle facility in Calgary for a variety of potential activities, and maintained its position in several mineral resources and prospects in the Western US.

ESEC is a wholly owned Canadian limited partnership of ESI. ESEC owns a solvent extraction facility in Calgary, Alberta that remained idle during 2003, except for some limited sublease activity. ESEC has entered one sublease agreement for a portion of the facility, executed a letter of intent for use of a portion of the site and is in discussions with other parties on further sublease arrangements. ESEC has initiated steps to sell major pieces of equipment that would not have general use in the planned subleasing activity. The net proceeds from such planned sales will be used to fund overall operations and expanded activities at the facility. There can be no assurances that Registrant will be able to successfully arrange sublease agreements on the majority of the facility and site.

ESI did not plan nor did it conduct any significant mineral exploration or development activities in 2003. ESI is developing plans for limited mineral exploration or development activities in 2004 dependent upon the availability of funds, and also intends to maintain the mineral interests in alunite, phosphate, and vanadium it currently holds.

(b) Business of Issuer.
Registrant is diversified mineral exploration and development company. Registrant owns a currently idled processing facility in Calgary, Alberta, Canada; alunite properties which contain alumina, sulfur and potash; and other mineral properties and prospects. The Company intends to focus its resources in furthering its mineral exploration activities and alternative uses for the currently idle Calgary plant.

CALGARY FACILITY
ESEC's facility in Calgary, Alberta, recovered uranium from phosphoric acid during the period from 1983 through 1987. Uranium oxide production was suspended in the fall of 1987 when the adjacent fertilizer plant from which the facility received its feedstock suspended operations. The contract under which the uranium was sold was modified in 1990 to allow unrestricted alternative use of the facility. Revamp of the facility to allow production of purified phosphate products was completed in 1997. The Calgary facility routinely produced technical grade phosphoric acid through August 1999 when operations were suspended for lack of sufficient working capital. Efforts to re-start the facility for such operations were frustrated by a general economic slowdown. Management is seeking sublease arrangements for other activities at the plant and is in the process of selling equipment that does not have general use. Proceeds from those sales will be used to fund overall operations and expanded activities at the plant in Calgary. There can be no assurances that subleases can be arranged for the Calgary facility.

Mineral Exploration Activities
During 2003 Registrant did not plan nor did it conduct any significant exploration or development activities, but maintained its ownership position in the several mineral interests it holds. The mineral interests maintained by Registrant include significant resource interests in alumina, gold, vanadium, potash and sulfur, and prospects for copper/molybdenum and silver (see Item 2 below). Limited exploration or development activities are planned in 2004 dependent upon the availability of funds.

The Spin-Off
In March 2003, ESI and ADA-ES entered into an agreement to provide for the distribution of the ADA-ES stock to the shareholders of ESI. In an effort to maximize stockholder value, the ESI Board of Directors decided to separate its significant operations into two separate businesses. Since ESI no longer produces the chemicals needed for the ADA-ES proprietary environmental products, there is no longer a necessary business connection between the two companies. The separation allows ESI to focus on its mineral exploration business, while ADA-ES focuses on its environmental technology/specialty chemical business. The distribution has resulted in two independent public companies.

The separation of the two businesses was accomplished through a spin-off of ADA-ES, Inc. In the spin-off, 100% of the outstanding shares of ADA-ES common stock held by ESI were distributed to the ESI shareholders on September 12, 2003. In the distribution, the ESI shareholders received one share of ADA-ES common stock for every ten shares of ESI common stock they held on the close of business on August 29,2003, the record date for the spin-off. As required under the Distribution Agreement with ADA-ES, in September 2003 ADA-ES transferred $100,000 in cash to the Company and assumed notes payable to Tectonic Construction Co. totaling $1,150,000. ADA-ES also assumed other indebtedness from ESI in the amount of $130,000 related to deferred compensation for past ESI employees.

RISK FACTORS
Ownership of the common stock of ESI is speculative and involves a high degree of risk. Any prospective investors should read the information incorporated herein by reference, and carefully consider, among others, the following risk factors in addition to the other information set forth elsewhere in this Annual Report.

Specifics Risks Related to the Company
--------------------------------------
No Dividends. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payments of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

Going Concern, Lack of Positive Cash Flow and Lack of Profitability. During 2003, the Company spun-off ADA-ES and as a result, is suffering a loss from its ongoing operations. In addition, it is involved in significant litigation (see
Item 3. Legal Proceedings) and does not have, nor is expected to have in the near future, a positive cash flow. Apart from ADA-ES, the Company's operating history has resulted in losses from operations for at least the last five years. While certain of the Company's operations may be profitable during a given fiscal year, the Company's operations as a whole may be unprofitable due to exploration and development costs on properties from which no revenue is derived, and to continuing corporate general and administrative costs. The Company's continued operations are dependent upon additional advances or loans, sale of assets, resolution of its litigation and ultimately achieving positive cash flow from operations. The financial statements, included in response to
Item 7 below do not include adjustments, which may result in the Company's ability to continue operations as a going concern.

Dilutive Effect of Issuance of Additional Shares on Current Shareholders. The Board of Directors has the authority to authorize the offer and sale of additional securities without the vote of or notice to existing shareholders, and it is likely that additional securities will be issued to provide future financing or in connection with funding future operations. The issuance of additional securities could dilute the percentage interests and per share book value of existing shareholders.

Volatility of Price for Common Stock. The market price for shares of the Company's Common Stock may be highly volatile depending on news announcements or changes in general market conditions. In recent years the stock market has experienced extreme price and volume fluctuations.

Risks Related to the Exploration and Development of Minerals Nature of Mineral Exploration and Development; No Proven Commercially Viable Reserves Yet Discovered on the Company's Mineral Properties. Exploration for minerals is highly speculative and may involve greater risks than many other businesses. Many exploration programs, including those which have been conducted by the Company, do not result and have not resulted in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. The Company's mineral exploration and development activities are subject to all of the operating hazards and risks normally incident to such activities, such as encountering unusual or unexpected formations, environmental pollution, personal injury and flooding. All of these factors may result in losses in relation to the amounts spent which are not recoverable. With the exception of the San Luis gold mine (where mining operations were terminated in 1996), no commercially viable reserves have yet been discovered on the Company's mineral properties.

Competition and Scarcity of Mineral Lands. Many companies and individuals are engaged in mineral exploration and development, including large, established mining companies with substantial capabilities and long earnings records. There is a limited amount of desirable mineral lands available for claim staking, lease or other acquisition in the United States ("US"), Venezuela and other areas where the Company contemplates conducting exploration activities. The Company may be at a competitive disadvantage in acquiring mineral properties since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs than the Company. From time to time, specific properties or areas which would otherwise be attractive to the Company for exploration or acquisition are unavailable due to their previous acquisition by other companies.

Fluctuation in the Price of Minerals. The market price of minerals is extremely volatile and beyond the control of the Company. Gold prices are generally influenced by basic supply/demand fundamentals. The market dynamics of supply/demand can be heavily influenced by economic policy, i.e., central banks sales/purchases, political unrest, conflicts between nations, and general perceptions about inflation. Fluctuating metal prices may have a significant impact on the Company's results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of the Company's properties which are being explored or developed for that mineral could also drop dramatically, and the Company might not be able to recover its investment in those properties. The decision to put a mine into production, and the commitment of the funds necessary for that purpose, must be made long before the first revenues from production will be received. Price fluctuations between the time that such a decision is made and the commencement of production can change completely the economics of the mine. Although it is possible to protect against price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk in the mining industry generally which no amount of planning or technical expertise can eliminate. The Company is not involved in, nor does it expect to enter into any hedging activities

Environmental Controls. Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may necessitate significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in the Company's intended activities. The Secretary of the Interior has directed the BLM to propose amendments to surface management regulations that impose more stringent reclamation and environmental protection requirements on mining operations. The extent of the changes, if any, which may be made by the BLM is not presently known, and the potential impact on the Company as a result of future regulatory action is difficult to predict. New or different environmental standards imposed by any governmental authority in the future may adversely affect the Company's activities.

Uncertainty of Funding for Exploration. The Company has funded much of its past exploration and acquisition activities through joint venture arrangements, which minimize the cost of such activities to the Company and allow it to explore and acquire a greater number of properties than it would otherwise be able to explore or acquire on its own. The Company has also funded a portion of its exploration activities without joint venture participation, resulting in increased costs to the Company. Additional funding from sought after partners or third parties, however, may be necessary to conduct detailed and thorough evaluations of, and to develop certain properties. The Company's ability to obtain this financing will depend upon, among other things, the price of the underlying mineral or metal and the industry's perception of its future price. Therefore, availability of funding is dependent largely upon factors outside of the Company's control, and cannot be accurately predicted. The Company does not know from what sources it will derive any required funding. If the Company is not able to raise additional funds (as to which there can be no assurance), it will not be able to fund certain exploration activities on its own.

Uncertainty of Development and Operating Property Economics and Ore Grades at Development Properties. Decisions as to whether any of the mineral development properties which the Company now holds or which it may acquire in the future contain commercially minable deposits, and whether such properties should therefore be sold or brought into production, depend upon the results of exploration programs and/or feasibility analyses and the recommendations of duly qualified engineers or geologists. Such decisions involve consideration and evaluation of several significant factors, including, but not limited to, the
(a) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies and construction of production facilities, (b) availability and costs of financing, (c) ongoing costs of production, (d) market prices for the mineral to be produced, and (e) the amount and grades of reserves or mineralized material. There can be no assurance that any of the development properties now held by the Company, or which may be acquired by the Company, contains a commercially minable mineral deposit, and therefore no assurance that the Company will ever generate a positive cash flow from the sale of or production operations on such properties. In addition, once a property is sold with a retained royalty or placed into production, risks still exist that the amount and grade of its reserves will not actually be as predicted. To the extent that lower amounts and/or grades of reserves are experienced, costs per unit produced and profitability can be adversely affected. Depending upon the extent of such an effect in any of the Company's properties, the Company could incur a writedown on its investment in any such property.

Limited Operating Funds and Staff. The Company currently has no continuing significant source of revenues to fund expanded activities. The Company must depend on income from subleasing activities at ESEC, possible proceeds from the sale of idle equipment there and/or funding from third parties to fund expanded activities, and there can be no assurances that such income, proceeds or funding will be forthcoming. In addition, the Company currently has no paid staff with which to conduct exploration activities, but must depend on its limited working capital, sharing arrangements with others, and/or the use of its common stock to compensate personnel involved in future activities. There can be no assurances that the Company will be able to arrange satisfactory agreements to compensate others for any planned activities.

Risks Related to the Idled Chemical Plant in Calgary
----------------------------------------------------

Uncertain Outcome of Dispute with Landlord. As explained elsewhere in this Annual Report (see Item 3. Legal Proceedings and Note 7 to the consolidated financial statements of Item 7), our landlord in Calgary is disputing our rights under our lease of the site where our facility is located and the railway access that has been granted. Although we believe we have sound a legal basis for our planned uses of the site, there can be no assurances that the outcome of that dispute will result in our continued occupation of the site. If we were forced to vacate the site, it would end our ability to recognize and sublease income from the facility, and may adversely impact the amount we might otherwise receive from the sale of equipment from the site.

Uncertainty of Estimates for Plant Decommissioning. In the past, the Calgary facility produced uranium oxide from phosphoric acid and purified phosphate products. We have complied with all regulatory requirements for the operation and temporary decommissioning of the facility, which is inspected annually for compliance with it operating permit by the Canadian Nuclear Safety Commission. We have also estimated the future cost for further decommissioning of the facility in the event that we were to vacate the site and have recorded that amount as a liability on our consolidated balance sheet. (See Notes 1 and 7 to the consolidated financial statements of Item 7) The Company has made significant assumptions concerning the future decommissioning cost associated with its solvent extraction facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $696,000 as an estimate of the remaining ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future and that such a change could be material. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

Limited Market for Idled Equipment May Adversely Affect Both the Ability to Sell Such Equipment and the Timing of Such Sales. The Company has made significant assumptions concerning the remaining realizability of its extraction facility assets. The majority of the idled equipment which we believe does not have general use and which we intend to sell is specialty equipment designed, in many cases, for the intended use in purified phosphate production. There does not appear to be a ready market for such equipment. If the Company were forced to sell such equipment on a shortened timetable, it is likely it would realize less than the currently estimated amounts. It is at least reasonably possible that the Company's estimates could be materially revised within the next year, which revision would result in the recognition of additional expense.

Raw Materials.
As the term is generally used, raw materials are not essential to the mineral exploration, acquisition and development activities conducted by the Company.

Patents, Licenses and Franchises.
Registrant holds no patents, licenses, franchises or land contracts that it considers material in light of its other assets.

ENVIRONMENTAL CONTROLS ARE INCREASING AND COSTLY.
Insofar as ESI may engage in any significant mineral exploration and development activities, compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, may materially affect the economics of a given property, or may cause material changes or delays in any future activities. In addition to the imposition of requirements which may impact operations, a number of these environmental laws and regulations impose permitting requirements related both to the initiation of certain mining activities as well as to the ongoing operation once mining commences. Local regulations in the U.S. typically are land use related rather than environmental. Although environmental regulatory costs to date and those expected in 2004 are not significant, they may become substantial in the future. Such costs are considered a part of the ordinary costs of our business. ESI currently has no significant activities planned on its mineral properties or prospects in 2004. Such plans are dependent upon the availability of cash flow from subleasing activities at ESEC.

SEASONALITY OF ACTIVITIES.
The activities performed or planned by the Company are not seasonal, although winter weather may limit certain activities.

DEPENDENCE ON MAJOR CUSTOMERS.
The Company currently subleases space to two groups in Calgary that account for all significant revenue recognized in 2002 and 2003.

RESEARCH AND DEVELOPMENT ACTIVITIES.
The Company did not spend material amounts for research and development activities during the last three years.

EMPLOYEES.
As of December 31, 2003 the Company had no full-time personnel. Personnel are generally employed on a contract basis for specific project tasks.

Item 2. Description of Property.

Registrant owns, and controls mineral property interests in Colorado, Idaho, Montana, Nevada and Utah. The following property descriptions contain deposit references according to the indicated definitions, although it has not been proven that any of these deposits are commercially viable. Registrant is not currently pursuing development of any of its exploration properties at this time. The following is summary information regarding Registrant's principal properties. For purposes of this item, Mineral Deposit or Mineralized Material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. ESI is developing limited plans for mineral exploration or development activities in 2004 and intends to maintain its primary mineral interests.

Mineral Prospects
(a) Vanadium/Phosphate Properties.
Registrant's interests in the properties consist of fee ownership, State of Idaho mineral leases, a Federal lease and a patented mineral property. The properties are located near Paris and Bloomington, Idaho and cover approximately 2,100 acres. To date, drill testing on the southern portion of the deposit show tonnage of approximately 53 million tons of mineralized material. The grade of the upper bed material of the block is calculated to be 25% P2O5 over a thickness of 9 feet and the grade of the lower (main) bed material is calculated to be 30% P2O5 over a 6 foot thickness.

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

     (2)"NG" Property and Other Utah Alunite Interests.
The properties are located within the southern end of the Wah Wah Mountain range in southwestern Utah, approximately 38 miles from Milford, Utah. Registrant owns leases on 700 acres, which are now administered by the State of Utah, School and Institutional Trust Lands Administration. The previous Federal Potash leases have been readjusted by the State Trust Lands Administration to allow for a second term of 20 years commencing February 1, 2003 and ESI has paid the annual rental and advanced minimum royalty due for 2004. All other required lease payments were made in 2003. Mineralization on the 700 leased acres was sampled with 239 drill holes totaling 52,200 feet of drilling. The holes varied in depth from 10 feet to 900 feet on an approximate grid spaced at 300 feet by 500 feet. The average thickness of mineralization, defined as 27% alunite or greater, was approximately 200 feet. Results of exploration and drilling programs on the properties to date show 129 million tons of mineralized material with a grade calculated to be 37.9% alunite (approximately 14.03% alumina) with an additional 287 million tons of mineralized material with average grades calculated to range from 33.5% to 39.4% alunite (approximately 12.4% to 14.6% alumina).

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

Item 3. Legal Proceedings.

During 2001 the landlord of the Calgary facility site, Western Co-Operative Fertilizers, Ltd. asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, ESI Resources Ltd. filed with the Court Of Queen's Bench of Alberta in the Judicial District of Calgary a Statement of Claim and a Notice of Motion. The Statement of Claim and the Motion seek a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement, requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. In December 2002 the Company filed a Statement of Defence to the Counterclaim vigorously denying (i) breach of any obligation under the lease or easement, (ii) the landlord's characterization of the cessation of operations, (iii) the termination of the easement and site lease, and (iv) that any amounts are due for reclamation of the site. Discussions held with the landlord in 2003 aimed at reaching a settlement were unsuccessful. The parties have begun the process of discovery and are presently preparing to further define the issues between them. Registrant will continue to defend its rights for this rail line access to the site.

Registrant knows of no other reportable pending legal matters involving Registrant or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information.
Registrant's common stock currently trades on the OTCBB market under the symbol ESCI.

                          Price Ranges (high and low closing bid prices)
                                    2003                  2002
                                    ----                  ----
1st Quarter                    $ .25  -  .20         $ .33  -  .30
2nd Quarter                      .23  -  .20           .40  -  .30
3rd Quarter                      .39  -  .05           .36  -  .24
4th Quarter                      .04  -  .03           .30  -  .22

The price ranges shown are based on OTCBB quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one-cent par value, of Registrant as of March 14, 2003 was approximately 1,900; the approximate number of beneficial shareholders is estimated at 9,000.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources
In March 2003 ADA-ES and ESI entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date of August 29, 2003 as determined by the ESI Board of Directors. The Distribution Agreement required certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off took place on September 12, 2003 when ESI distributed approximately 3.3 million shares of the Company's common stock to its shareholders.

The Company had a working capital deficit of $106,000 at 12/31/03. The amount represents an increase of approximately $177,000 due to the effects of the spin-off transactions as discussed below. Included in current liabilities are amounts for certain notes payable totaling $195,000 which arose from the prior purified phosphate operations in Calgary, which at present the Company does not intend to pay. The creditors under those notes have not initiated any significant collection action against the Company. Maintenance of an acceptable level of working capital will be dependent on the Company generating cash flow from the sale of surplus equipment and subleasing operations in Calgary and reducing the holding costs or selling some of it's mineral interests. The Company is seeking partnering and joint venture relationships to conduct and expand operations in order to meet its funding requirements. There can be no assurances that partnering and joint venture relationships can be arranged to continue and expand its operations.

As required under the Distribution Agreement with ADA-ES, in September 2003 ADA-ES transferred $100,000 in cash to the Company and assumed notes payable to Tectonic Construction Co. totaling $1,150,000. ADA-ES also assumed other indebtedness from ESI in the amount of $130,000 related to deferred compensation for past ESI employees.

The Company currently has no plans for any capital expenditures.

Although the Company has significant net operating loss carryforwards for U.S. tax purposes and Canadian tax assets, the Company has determined that it is more probable than not that those deferred tax assets will not be realized in the foreseeable future, and so has reduced those assets by a valuation allowance to a net of zero.

Cash flow used in operations totaled $(271,000) for 2003 compared to a use of $(283,000) for 2002. The amount for 2003 resulted primarily from net loss plus non-cash charges for the provision for losses on accounts receivable and changes in foreign currency less the equity in earnings of ADA-ES and changes in other assets and liabilities. The amount for 2002 resulted primarily from net income plus non-cash charges for stock issued for services less the equity in earnings of ADA-ES and changes in other assets and liabilities. Cash flow from financing activities for 2003 and 2002 include advances and distributions from ADA-ES of $354,000 and $356,000, respectively. And, in 2002 a use of $121,000 in payments on notes payable and long-term debt.

Results of Operations
Revenues for 2003 totaled $68,000 as compared to $74,000 in 2002. Revenues for both periods represented primarily amounts invoiced for rental of a portion of the Calgary facility.

The majority of operating expenses are currently covered by the tenants in Calgary, but are expected to increase, as the Company seeks to expand its activities there. Operating expenses were $33,000 for 2003 as compared to $50,000 for 2002.

General and administrative expenses decreased by $25,000 to $89,000 for 2003 as compared to 2002 due to decreased legal fees offset somewhat by increased accounting and other expenses. In 2003 the Company recorded a provision for doubtful accounts receivable totaling $92,000 related to its subleasing activities.

Our interest expense totaled approximately $107,000 for 2003 and $138,000 for 2002. The decrease in interest expense is due to a pay down principal during the year and the assumption by ADA-ES of the Tectonic debt described above.

In 2003 and 2002, we recorded our equity in the net income of ADA-ES up through the date of the spin-off of $192,000 and $469,000, respectively.

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

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $696,000 as an estimate of the ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

If the Company should abandon, dispose or otherwise cease operations in Canada, the cumulative foreign currency adjustment recorded as a contra equity amount of $1,837,000 will be recorded as an operating expense. Such adjustment, however, will have no effect on net equity.


Item 7. Financial Statements. (see pages F-1 through F-22)

Index to Financial Statements
Independent Auditor's Report
Financial Statements:
     Earth Sciences, Inc. and Subsidiaries
     Consolidated Balance Sheet, December 31, 2003
     Consolidated Statements of Operations, For the Years Ended December 31, 2003 and 2002
     Consolidated Statement of Changes in Stockholders' Deficit, For the Period from January 1, 2002 to December 31, 2003
     Consolidated Statements of Cash Flows, For the Years Ended December 31, 2003 and 2002
     Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                                                   Term       First Became
     Name           Age   Position and Offices                    Expires       Director
     ----           ---   --------------------                    -------       --------
Ramon E. Bisque     72    Chairman of the Board of Directors   Annual Meeting     1963
                                                                 Date, 2004

Duane N. Bloom      70    Director and Secretary                     "            1963

Mark H. McKinnies   52    Director, President and Treasurer          "            1983

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

Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors and a full or part time employee of Registrant since 1974. Dr. Bisque is Chairman of the Board of ADA-ES, Inc.

Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom was employed full time by Registrant since that time through 1999. Dr. Bloom is a Director of ADA-ES, Inc.

Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at ESI in 1978. Mr. McKinnies was elected President of Registrant in February 1983. Mr. McKinnies is the CFO and a Director of ADA-ES, Inc.

No family relationship exists between any individuals named in this Item 9.

No Audit Committee
The Board of Directors has yet to appoint an Audit Committee and therefore does not have an Audit Committee Financial Expert but intends to pursue one as soon as practical.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10KSB.

Item 10. Executive Compensation.

Officer and director compensation for ESI, as noted below, has been paid by ADA-ES prior to the spin-off discussed above in Item 1. No compensation has been paid by the Company subsequent to the spin-off.

                           Summary Compensation Table

                                              Annual Compensation(1)
     Name of Individual and                   ----------------------
     Principal Position         Year          Salary        Other(2)
     ------------------         ----          ------        --------

     Mark H. McKinnies          2003         $110,831        $25,749
     Director and President     2002         $149,156        $35,628
                                2001         $137,989        $33,698

     (1) Amounts shown represent payments made by ADA-ES through the date of the spin-off, September 11, 2003. No compensation has been paid by ESI since that date.
     (2) Amounts represent discretionary pension contributions, 401(k) deferrals and matching payments made to a qualified plan by ADA-ES for the benefit of Mr. McKinnies. In all years such amounts include stock issued by the Company or ADA-ES for the discretionary pension contribution portion of such payments averaging 40% of the amounts shown.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants
None

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
None


Compensation of Directors
Directors are accruing compensation in the amount of $500 per quarter, which amount may be paid by issuance of Registrant's common stock, and are reimbursed for any out-of-pocket expenses incurred in attendance at meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Registrant's common stock owned beneficially as of March 19, 2004, by each person known by Registrant to have owned beneficially more than five percent of such shares then outstanding, by each person serving as a named officer and/or a director of Registrant and by all of Registrant's officers and directors as a group. Except as indicated in the footnotes below, each of the individuals named below has sole voting and investment power for the respective shares.

                                                        Amount and Nature of
  Name and Address                                      Beneficial Ownership    Percent of Class
  ----------------                                      --------------------    ----------------
  Ramon E. Bisque (Chairman of the Board of Directors)         707,468 (1)             2.1%
  910 12th Street
  Golden, CO

  Duane N. Bloom (Director and Secretary)                      531,631 (2)             1.6%
  5565 Pine Ridge
  Rd. Golden, CO

  Mark H. McKinnies (Director and President)                   581,107 (3)             1.7%
  8100 SouthPark Way, B
  Littleton, CO

  Directors and Officers as a Group (3 individuals)          1,820,206                 5.4%

Notes:
(1)  Included in the amount shown are 1,000 shares registered in the name of Dr.
     Bisque's wife and 162,812 shares held in Dr. Bisque's pension fund account.
(2)  Included in the amount shown are 7,725 shares registered in the name of Dr.
     Bloom's wife and 251,087 shares held in Dr. Bloom's pension fund account.
(3) Included in the amount shown are 304,911 shares held in Mr. McKinnies' pension fund account.

                                      Equity Compensation Plan Information

                                                                                  Number of securities remaining
                                 Number of securities to   Weighted-average       available for future issuance
                                 be issued upon exercise   exercise price of      under equity compensation plans
                                 of outstanding options,   outstanding options,   (excluding securities reflected
Plan category                    warrants and rights       warrants and rights    in column (a))
-------------                    -----------------------   --------------------   -------------------------------
                                          (a)                     (b)                          (c)
Equity compensation plans
approved by security holders               --                     N/A                        980,732

Equity compensation plans not
approved by security holders (1)           --                     N/A                         15,000
                                        -------                 ------                       -------
Total                                      --                     N/A                        995,732
                                        =======                 ======                       =======

(1) The Company has no other equity compensation plans in place, however as noted above the accrued directors' fees may be paid by issuance of the common stock of the Company.

                                       12

Stock Bonus Plan
The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 2003, 15,000 shares remain available for award under the plan.

2000 STOCK OPTION PLAN
The Company's 2000 Stock Option Plan was adopted by the Board on December 7, 2000 and approved by the shareholders in August 2001. The Plan authorizes the grant of options to purchase shares of the Company's Common Stock. The purpose of the Plan is to promote the growth and profitability of the Company by awarding options to purchase Common Stock of the Company for services performed. On December 7, 2000 the Board granted incentive stock options covering 1,121,524 shares of Common Stock to select employees of subsidiaries of the Company, including two officers and directors of the Company, under the Plan. The option exercise price of $.25 per share for those stock options was the market price on the date of the grant. Of that amount 140,792 shares were issued upon exercise and the balance of the options granted have either expired due to termination of employment or been rescinded when such options were duplicated by ADA-ES in the spin-off. As a result, 980,732 shares remain authorized for future issuance under the Plan. Options may be granted under the Plan to any officer or full-time employee of the Company or its subsidiaries.

Item 12. Certain Relationships and Related Transactions.

In 2000, ESI re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a past director of Registrant, is the president and majority shareholder of TCC. The Debenture and the Note bore interest at the greater of prime plus two points or 10% which interest was payable quarterly. As required under the Distribution Agreement with ADA-ES, in September 2003 ADA-ES assumed the remaining balance of the notes payable to Tectonic Construction Co. totaling $1,150,000. ADA-ES also assumed other indebtedness from ESI in the amount of $130,000 related to past service obligations ($77,000 payable for the benefit of Mr. McKinnies and $44,200 payable for the benefit of Dr. Bisque, both Directors of the Company).

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 10.2 was filed as an exhibit to Registrant's 1997 Form 10KSB, Exhibit 3.1 was filed as an exhibit to Registrant's 1998 Form 10KSB, Exhibits 10.3 and 10.4 were filed as an exhibits to Registrant's 2002 Form 10-KSB; Exhibit 10.5 was filed as an exhibit to Registrant's Form S-8 filed April 22, 2003; all other such Exhibits were filed as exhibits to Registrant's 1993 Form 10KSB).

No.                      Description
---                      -----------
3.1       Articles of Incorporation, as amended and restated.
3.2       By-laws.
10.1 Lease dated April 3, 1978 between Western Co-operative Fertilizers, Limited and ESI Resources, Ltd.
10.2 Assignment of Net Profits Interest dated November 1, 1997 from Registrant, ESI Resource Limited, and Earth Sciences Extraction Company to Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation.

10.3      Earth Sciences, Inc. 2000 Stock Option Plan dated December 7, 2000
10.4 Distribution Agreement between Earth Sciences, Inc. and ADA-ES, Inc. dated March 17, 2003
10.5      2003 Stock Compensation Plan #1
14*       Code of Ethics for Senior Financial Officers
21.1*     Subsidiaries of Registrant.
23.1*     Consent of Hein + Associates LLP
31.1* Certification of Chief Executive and Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*     Certifications Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.

(b) Reports on Form 8-K.

On November 7 2003 Registrant filed a Form 8K reporting Item 5. Other Events and Regulation FD Disclosures, which included Exhibit 99.1 - November 7, 2003 Press Release announcing Third Quarter Financial Results.

Item 14. Principal Accountant Fees and Services.

                                           Fiscal Year
                                   --------------------------
                                     2002               2003
                                   -------            -------
Audit Fees                         $54,095            $66,267
Audit-Related Fees                    --                 --
Tax Fees                              --                 --
All Other Fees (1)                 $ 2,980            $19,021

The above amounts include combined services provided for Registrant and ADA-ES for 2002 and a portion of 2003, where such services could not be divided into their components. (1) Registrant's principal accountant provided review and consulting services related to the filing of a Form 10SB with the SEC to effect the spin-off from Earth Sciences.

Audit Committee Approval of Services
Although the Company does not presently have an Audit Committee, it is the intended policy of the Audit Committee of the Company, when it is formulated, to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.


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

Date:   March 26, 2004                      March 26, 2004
        --------------                      --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                         /s/ Duane N. Bloom
-------------------                         ------------------
Ramon E. Bisque                             Duane N. Bloom
Chairman of The Board of Directors          Director

March 26, 2004                              March 26, 2004
--------------                              --------------
Date                                        Date


/s/ Mark H. McKinnies
---------------------
Mark H. McKinnies
Director

March 26, 2004
--------------
Date

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - December 31, 2003...............................F-3

Consolidated Statements of Operations - For the Years Ended
    December 31, 2003 and 2002...............................................F-4

Consolidated Statements of Changes in Stockholders' Deficit -
    For the Years Ended December 31, 2003 and 2002...........................F-5

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2003 and 2002...............................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Earth Sciences, Inc. and Subsidiaries
Golden, Colorado


We have audited the accompanying consolidated balance sheet of Earth Sciences, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Sciences, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have significant continuing revenues, has spun-off its primary operating subsidiary, incurred a loss for continuing operations of $381,000 in 2003 and is involved in significant litigation with respect to its Canadian properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP

Denver, Colorado
February 18, 2004

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                      $     83,000
    Receivables, with allowance for doubtful accounts of $92,000          1,000
    Inventories                                                           7,000
    Prepaid expenses                                                     33,000
                                                                   ------------
             Total current assets                                       124,000
                                                                   ------------
MINERAL RIGHTS                                                          338,000

OTHER ASSETS, net                                                       395,000
                                                                   ------------
TOTAL ASSETS                                                       $    857,000
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES:
    Notes payables, vendors                                        $    195,000
    Accounts payable                                                     13,000
    Accrued expenses                                                     22,000
                                                                   ------------
             Total current liabilities                                  230,000
                                                                   ------------

LONG-TERM LIABILITIES:
    Other liabilities                                                   238,000
    Deferred plant decommissioning                                      696,000
                                                                   ------------
             Total long-term liabilities                                934,000
                                                                   ------------


COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

STOCKHOLDERS' DEFICIT:
    Common stock, $.01 par value; 50,000,000 shares authorized;
         33,445,000 shares issued and outstanding                       335,000
    Additional paid-in capital                                       27,200,000
    Accumulated deficit                                             (26,005,000)
    Foreign currency translation adjustment                          (1,837,000)
                                                                   ------------
             Total stockholders' deficit                               (307,000)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    857,000
                                                                   ============


              See accompanying notes to these financial statements.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
REVENUE:
    Rental income, including direct
       reimbursements                              $     68,000    $     74,000

COST AND EXPENSES:
    Operating costs                                      33,000          50,000
    General and administrative                           89,000         114,000
    Provision for doubtful accounts                      92,000            --
                                                   ------------    ------------
         Total expenses                                 214,000         164,000
                                                   ------------    ------------

OPERATING LOSS                                         (146,000)        (90,000)

OTHER INCOME (EXPENSE):
    Interest expense                                   (107,000)       (138,000)
    Foreign currency translation                       (128,000)          2,000
                                                   ------------    ------------
             Total other income (expense)              (235,000)       (136,000)
                                                   ------------    ------------

LOSS BEFORE DISCONTINUED OPERATIONS                    (381,000)       (226,000)

    Income from discontinued operations                 192,000         469,000
                                                   ------------    ------------

NET (LOSS) INCOME                                  $   (189,000)   $    243,000
                                                   ============    ============

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED):
    Loss before discontinued operations            $       (.01)   $       (.01)
                                                   ============    ============
    Discontinued operations                        $        .01    $        .02
                                                   ============    ============
    Net (loss) income per share (rounded)          $       (.01)   $        .01
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                                33,420,000      32,957,000
                                                   ============    ============


              See accompanying notes to these financial statements.


                                             EARTH SCIENCES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                       ADDITIONAL                    CUMULATIVE
                                               COMMON STOCK             PAID-IN      ACCUMULATED     TRANSLATION
                                          SHARES          AMOUNT        CAPITAL        DEFICIT       ADJUSTMENTS         TOTAL
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCES, January 1, 2002                32,745,000    $    328,000   $ 28,573,000   $(26,059,000)   $ (1,837,000)   $  1,005,000

    Stock options exercised                 141,000           1,000         34,000           --              --            35,000
    Stock issued to employees for
      services                              478,000           5,000        139,000           --              --           144,000
    Net income                                 --              --             --          243,000            --           243,000
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2002              33,364,000         334,000     28,746,000    (25,816,000)     (1,837,000)      1,427,000

    Distribution of subsidiary's
      stock                                                             (1,565,000)          --              --        (1,565,000)
    Stock issued to employees for
      services                               81,000           1,000         19,000           --              --            20,000
    Net loss                                   --              --             --         (189,000)           --          (189,000)
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2003              33,445,000    $    335,000   $ 27,200,000   $(26,005,000)   $ (1,837,000)   $   (307,000)
                                       ============    ============   ============   ============    ============    ============






                             See accompanying notes to these consolidated financial statements.


                              EARTH SCIENCES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED
                                                                               DECEMBER 31,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                  $  (189,000)   $   243,000
    Adjustments to reconcile net loss to net cash used by
         operating activities:
             Earnings in discontinued operations                          (192,000)      (469,000)
             Expenses paid with common stock                                  --           10,000
             Provision for losses on accounts receivable                    92,000           --
             Change in foreign currency                                    129,000         (5,000)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Receivables                                          (50,000)       (24,000)
                      Other assets                                           5,000          3,000
                 Increase (decrease) in:
                      Accounts payable                                     (23,000)       (23,000)
                      Accrued expenses                                     (18,000)       (18,000)
                      Deferred plant decommissioning                       (25,000)          --
                                                                       -----------    -----------
         Net cash used by operating activities                            (271,000)      (283,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      --            4,000
                                                                       -----------    -----------
         Net cash used by operating activities                                --            4,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distribution from discontinued operation                          354,000        356,000
    Payments on notes payable and long-term debt                              --         (121,000)
                                                                       -----------    -----------
         Net cash provided in financing activities                         354,000        235,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            83,000        (44,000)
CASH AND CASH EQUIVALENTS, beginning of year                                  --           44,000
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                 $    83,000    $      --
                                                                       ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash payments for interest                                         $    80,000    $   158,000
                                                                       ===========    ===========
    Stock and options issued for services (included in discontinued
      operations)                                                      $    20,000    $   134,000
                                                                       ===========    ===========
    Distribution of ADA-ES stock resulting from spin-off               $ 1,565,000    $      --
                                                                       ===========    ===========
    Transfer of debt to spun-off subsidiary                            $ 1,150,000    $      --
                                                                       ===========    ===========
    Transfer of accrued expenses to spun-off subsidiary                $   132,000    $      --
                                                                       ===========    ===========
    Exercise of stock options by cancellation of accrued liabilities   $      --      $    35,000
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

                                               F-6

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------------------

     Nature of Operations - The accompanying consolidated financial statements include the accounts of Earth Sciences, Inc. (ESI) and its wholly-owned subsidiary, ESI Resources Limited (ESIR). ESIR's only asset is its investment in its wholly-owned subsidiary, Earth Sciences Extraction Company (ESEC). All significant intercompany transactions have been eliminated. Collectively, these entities are referred to as the Company.

     The Company is principally engaged in seeking partners for its idled chemical plant in Calgary and maintaining its holdings in several mineral prospects in the western U.S. and elsewhere.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Receivables and Credit Policies - Receivables are uncollateralized sub-lease obligations due monthly under normal terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

     Mineral Rights - Under the Company's current operating plan, it does not intend to ultimately mine its mineral properties, but rather, sell an interest in the properties to an industry partner for cash and/or a royalty. Mineral rights are stated at cost and are owned by fee or lease title in either the property and/or the underlying mineral interest.

     Other Assets and Liabilities - Other assets consist primarily of the Calgary facility of $395,000, which amount has been reduced to reflect management's estimate of net recoverable value. Other liabilities consist of costs and accrued interest related to the original construction of the Calgary facility, payable only out of net cash flow from operation of the facility.

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. The Company believes all long-term assets are stated at amounts below their net realizable value.

     Decommissioning Liabilities - The Company has established a remaining decommissioning liability of $696,000. As the Calgary facility is not in operation, this amount is not discounted; however, it is not reflected as a current liability as the Company does not expect to incur such costs within the next twelve months. The related asset associated with this liability has been substantially impaired in prior years. This is a significant estimate and subject to change. Furthermore, the Company is in litigation for which one aspect is the future restoration and remediation of the site (see Note 9).

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Revenue Recognition - Rental income is recognized as the Company provides space under arrangements that create a formal obligation to pay with no right of return on the part of the renter. During the years ended December 31, 2003 and 2002, the Company recognized $68,000 and $74,000, respectively, of rental income under informal sub-lease arrangements at the Calgary facility. The amount includes direct reimbursement of utility costs of $27,000 and $30,000 in 2003 and 2002, respectively.

     Net Income (Loss) Per Share - Net income (loss) per common share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of considering all potential dilutive securities (totaling -0- and 2,337,000 at December 31, 2003 and 2002, respectively) are insignificant. Accordingly, basic and diluted EPS are the same for each year.

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

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2003        2002
                                                         ----------   ---------

Net (loss) income applicable to other stockholders:
    As reported                                          $ (189,000)  $ 243,000
    Fair value of stock based compensation (related to
       discontinued operations)                                --       (31,000)
                                                         ----------   ---------

    Pro forma                                            $ (189,000)  $ 212,000
                                                         ==========   =========

 Net (loss) income per share applicable to other
       shareholders - basic and diluted:
    As reported                                          $     (.01)  $     .01
                                                         ==========   =========

    Pro forma - basic and diluted                        $     (.01)  $     .01
                                                         ==========   =========


     There were no options granted in 2003 and options granted in 2002 had an exercise price equal to the market price on the date of the grant. The average fair value of employee options granted in 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            Years Ended December 31,
                                            -----------------------
                                                2003       2002
                                             ---------  ---------

               Expected volatility              N/A         87%
               Risk-free interest rate          N/A        3.5%
               Expected dividends               N/A          0


     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the impairment of and the remaining realizability of its Calgary facility, mineral properties and the deferred tax valuation allowance, as well as future decommissioning cost associated with its Calgary facility. It is at least reasonably possible that the Company's estimates could be materially revised within the next year.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Comprehensive Income/Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income/loss was the same as net income(loss) in 2003 and 2002.

     Segment Information - The Company follows SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2003, the Company has two business segments, natural resource exploration and the idled production of purified phosphate products.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Such reclassifications had no effect on net income (loss).

2.   CONTINUED OPERATIONS:
     ---------------------

     During 2003, the Company spun-off ADA-ES (see Note 3) and as a result, is suffering a loss from its ongoing operations. In addition, it is involved in significant litigation (see Note 9) and does not have, nor is expected to have in the near future, a positive cash flow.

     Management's plans include continued efforts to (1) partner in activities at the Calgary facility and on its mineral resources to initiate sources of ongoing income, (2) sell idle and unused equipment in Calgary, and/or (3) divest or sell interests in mineral resources.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The financial statements of the Company have been prepared on a going concern basis which assumes continuity of operations and the realization of assets and liquidation of liabilities in the normal course of business. Continuation of the Company as a going concern is dependent upon receipt of additional advances or loans, sale of assets, resolution of its litigation and ultimately achieving positive cash flow from operations. If the Company cannot ultimately achieve positive cash flows, there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments should the Company be unable to continue operations as a going concern.

3.   SPIN-OFF OF ADA-ES:
     -------------------

     In March 2003, the Company and ADA-ES entered into an agreement (the "Distribution Agreement") for the pro rata distribution of all the common stock of ADA-ES to the stockholders of the Company based on a record date of August 29, 2003 and thereby forming ADA-ES as a separate public company. The Distribution Agreement required certain allocations of cash and liabilities among the Company and ADA-ES prior to the distribution of the ADA-ES common stock.

     Based on the Distribution Agreement, the Company issued one share of ADA-ES for each ten shares currently owned by the stockholders of the Company. Approximately 3,334,000 shares of ADA-ES were issued to the shareholders of the Company in September 2003 to effect the spin-off.

     Pursuant to the Distribution Agreement, ADA-ES assumed a total of $1,280,000 of debts of the Company and transferred $100,000 in cash to the Company in September 2003. During 2003 and 2002 ADA-ES made advances to the Company of $354,000 and $356,000, respectively, which amount for 2003 includes the $100,000 cash transfer noted above. The Company accounted for the distribution of the ADA-ES common stock by a charge to its Additional Paid-in Capital of $1,565,000 representing the remaining net assets of ADA-ES as recorded by the Company.

4.   MINERAL RIGHTS:
     ---------------

     The Company's mineral properties include patented mining claims. These land and mineral properties are not in production. The recovery of the Company's investment in these assets is dependent upon future sales of the Company's interests therein or production from such assets. In addition, the Company leases various other mineral rights. Such leases are cancelable at the option of the Company.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   OTHER ASSETS:
     -------------

     The net assets included in other assets of the Calgary facility as of December 31, 2003 can be summarized as follows:

     Property, plant and equipment, net of impairments and
       depreciation                                             $ 5,245,000
     Contingent net profits royalty (Note 9)                     (4,850,000)
                                                                -----------
                                                                $   395,000
                                                                ===========


     Machinery and equipment is fully depreciated and so no depreciation or amortization expenses have been recorded for either 2002 or 2003.

     The Company intends to sell certain equipment and other assets currently not in use at the facility, but continues to investigate alternative uses for the building and related land under lease.

6.   NOTES PAYABLE:
     --------------

     Notes payable and vendors are related to past raw material purchases at ESEC. Interest is at 10% and 11%. Remaining balances are past due and unsecured. The Company settled one of these notes in the amount of $15,000 in March 2004 for $3,000.

7.   INCOME TAXES:
     -------------

     Deferred tax assets (liabilities) related to U.S. operations are as follows and are comprised of the following at December 31, 2003:


                                                                  U.S.
                                                              Operations
                                                              -----------
      Deferred tax assets - non-current:
              Tax effect of net operating loss carryforward   $ 2,141,000
              Property basis differences                          173,000
                                                              -----------
      Deferred tax assets                                       2,314,000
      Less valuation allowance                                 (2,314,000)
                                                              -----------

      Net deferred tax assets                                 $      --
                                                              ===========


     The Company has remaining U.S. a net operating loss carryforwards at December 31, 2003 of approximately $5,770,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2010 through 2023.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company also has approximately $6,400,000 in Canadian tax assets, for which a full valuation allowance has been provided due to the status of the Calgary facility as held for sale. The Canadian tax assets include the tax effect of a net operating loss carryforward related to the Canadian subsidiary and operations, which totaled $4,125,000 (U.S.).

     The utilization of these U.S. net operating loss carryforwards may be subject to restrictions because of the ownership changes of the Company that occurred as a result of issuances of the Company's securities. These restrictions may limit the amount of utilizable net operating loss carryforwards per year.

     The change in the valuation allowance in 2003 and 2002 was $(185,000) and $(158,000), respectively. The Company's net income tax expense (benefit) differs from the expected income tax rate of approximately 34% primarily due to the change in the valuation allowance.

8.   STOCKHOLDERS' EQUITY:
     ---------------------

     Stock Bonus Plan - The Company has reserved 125,000 shares for awards under a stock bonus plan established in 1978. As of December 31, 2003, 15,000 shares remain available for award under the plan.

     Option Exercises - In 2002 the Company issued 141,000 shares to an officer and employee upon the exercise of options for total consideration of $35,000.

     Shares Issued for Services - The Company issued 81,000 and 478,000 shares of common stock in 2003 and 2002, respectively, for the payments of approximately $20,000 and $144,000 of employment related expenses, based upon the per share value of unrestricted common stock at the time of exchange.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Options - The following is a table of options issued during 2003 and 2002:

                                                                                  Weighted
                                                                                  Average
                                                      Employees    Non-employee   Exercise
                                                       Options       Options       Price
                                                      ----------    ----------    -------
     OPTIONS OUTSTANDING, January 1, 2002              1,608,000       100,000       0.31
             Options granted                             149,000          --         0.25
             Options exercised                          (141,000)         --         (.54)
             Options expired                            (279,000)     (100,000)     (1.78)
                                                      ----------    ----------    -------

     OPTIONS OUTSTANDING, December 31, 2002            1,337,000          --         0.25
             Options granted                                --            --         --
             Options exercised                              --            --         --
             Options transferred on ADA-ES Spin-Off   (1,337,000)         --         (.25)
                                                      ----------    ----------    -------

     OPTIONS OUTSTANDING, December 31, 2003                 --            --         --
                                                      ==========    ==========    =======

9.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Calgary Lease Issues - The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC believes that the determination of when operations are permanently terminated is at its sole discretion. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statues, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded as a liability of approximately $696,000 as an estimate of the remaining ultimate costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased premises. Although this Phase 1 study did not include any cost estimates, the landlord has estimated the costs substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding the future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 2001 the landlord asserted that the cessation of operations at the Calgary facility has resulted in the termination of the easement under which a rail line services the site and threatened to take steps to prohibit the use of and ultimately remove the improvements on the easement right-of-way. In January 2002, ESIR filed a motion for injunctive relief to restrain the landlord from interfering with use of the rail line. The landlord has agreed to an adjournment of the matter to a future date and has agreed not to interfere with the use of the rail line until the date of the hearing of the Company's application. In September 2002, the landlord filed their Statement of Defense and a Counterclaim asserting termination of the easement, the site lease and another underlying agreement, requesting an order from the Court to that affect and seeking damages in the amount of $6 million Canadian to remediate, restore and reclaim the leased site and easement. In December 2002 the Company filed a Statement of Defence to the Counterclaim vigorously denying breach of any obligation under the lease or easement, the landlord's characterization of the cessation of operations, the termination of the easement and site lease and that any amounts are due for reclamation of the site. To the best of management's knowledge and belief, the Company is in compliance with all permits and licenses issued for the construction and operation of the facility. The Company will continue to defend its rights for this rail line access to the site and the validity of the site lease. If the landlord is successful in asserting the termination of the rail line easement and site lease, it would severely affect the future economic feasibility of any operations at the Calgary facility. While there is secure truck access to the Calgary facility, the loss of the rail line easement could decrease the possibility of some alternative future uses of the Calgary facility. The financial implications of an adverse court ruling or a negotiated settlement are unknown, and therefore, the financial statements do not include any adjustment related to this matter.

     Contingent Net Profits Royalty on the Calgary Facility - In 1997, ESI finalized agreements with Yankee Atomic Electric Company and Vermont Yankee Nuclear Power Corporation (the "Yankee Companies") and acquired an option to liquidate the liability to them, which at that time totaled $9,382,000. The liability arose from prepayments by the Yankee Companies for uranium during the period that the Calgary facility operated as a uranium extraction facility. Under the agreement, ESI paid the Yankee Companies $1,250,000 and granted them a 10-year, 10% net profit royalty on activities at the Calgary facility. Future payments to the Yankee Companies under the royalty cannot exceed $4,850,000. ESI has the option to purchase the royalty interest at December 31, 2003 for $3,250,000. The Company's option expires in 2007, and if not exercised, the only payments will be the 10% net profit royalty from operations of the Calgary facility, if any. The Company had recorded this contingent future payment at the maximum amount. In 2001 in connection with the proposed sale of certain equipment and other assets at the Calgary facility, the Company netted this contingent future payment with the related asset (see Note 5), as the Company believes the likelihood that any future contingent payments is remote, as a result of the changes in potential future operations at the facility. No net profits payments have been made through December 31, 2003.

     Profit Sharing Retirement Plan - The Company's defined contribution and 401(k) plan was assumed by ADA-ES in January 2003.

                      EARTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

     As discussed in Note 9, the Company can terminate the contingent net profits royalty at December 31, 2003 for $3,250,000. Management estimates the ultimate payment of the liability (based on the current status of the Calgary facility) is remote at December 31, 2003. The amount the counterparty would be willing to settle this obligation for at December 31, 2003 is unknown but management's estimate of the fair value of this liability is negligible.

     The Company believes its notes payables, vendors, and other liabilities are stated at amounts that may never be asserted or possibly negotiated for a lesser payment.

     The Company believes the fair value of all remaining financial instruments approximates the carrying amount due to their short-term nature.

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

     Rental income from an unaffiliated customer which represents 77% of the Company's revenues the years ended December 31, 2003 and 2002.

12.  BUSINESS SEGMENT INFORMATION:
     -----------------------------

     The Company has identified its principal business segments as natural resource exploration and production of purified phosphate products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments are shown in the accompanying table as ESI and ESEC, respectively. ESEC is located in Canada, and all its net assets, amounting to $416,000 are located in Canada.

     ESI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.


                        EARTH SCIENCES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2003                                  ESI          ESEC     Eliminating  Consolidated
                                                              Entries
                                   ---------    ---------    ---------    ---------
Revenues from external customers   $    --      $  68,000    $    --      $  68,000
                                   ---------    ---------    ---------    ---------
        Total revenue              $    --      $  68,000    $    --      $  68,000
                                   =========    =========    =========    =========

Interest expense                   $  80,000    $  27,000    $    --      $ 107,000
Depreciation and amortization      $    --      $    --      $    --      $    --
Segment operating (loss)           $ (48,000)   $ (98,000)   $    --      $(146,000)
Segment (loss)                     $ (14,000)   $(254,000)   $  79,000    $(189,000)

Segment assets                     $ 441,000    $ 416,000    $    --      $ 857,000
Expenditures for segment assets    $    --      $    --      $    --      $    --



2002                                  ESI          ESEC     Eliminating  Consolidated
                                                              Entries
                                   ---------    ---------    ---------    ---------

Revenues from external customers   $    --      $  74,000    $    --      $  74,000
                                   ---------    ---------    ---------    ---------
        Total revenue              $    --      $  74,000    $    --      $  74,000
                                   =========    =========    =========    =========

Interest expense                   $ 115,000    $  23,000    $    --      $ 138,000
Depreciation and amortization      $   1,000    $    --      $    --      $   1,000
Segment operating income (loss)    $ (20,000)   $ (89,000)   $  19,000    $ (90,000)
Segment income (loss)              $ 694,000    $(111,000)   $(340,000)   $ 243,000

Segment assets                     $ 389,000    $ 416,000    $    --      $ 805,000
Expenditures for segment assets    $   4,000    $    --      $    --      $   4,000





                                        F-17



