Form 10QSB
period 2004-03-31
EARTH SCIENCES INC
filed 2004-05-14
CIK 30985

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,445,254 Shares of Common Stock, one cent par value outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     Earth Sciences, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                             March 31, 2004


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $    55
  Prepaid expenses and other        	                            52
                                                                    ----
      Total current assets	                                       107

MINERAL RIGHTS                      	                           338

OTHER ASSETS, net                                                    395
                                                                  ------
TOTAL ASSETS       	                                         $   840
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Account payable	                                               $    13
  Notes payable, vendors                                             180
  Accrued expenses and other current liabilities                      36
                                                                   -----
	Total current liabilities                                      229

LONG-TERM LIABILITIES:
  Other liabilities	                                             238
  Deferred plant decommissioning                                     691
                                                                   -----
      Total long-term liabilities                                    929
                                                                   -----
STOCKHOLDERS' DEFICIT:
  Common stock $.01 par value                                        335
  Additional paid-in capital                                      27,200
  Foreign currency translation adjustment 	                  (1,837)
  Accumulated deficit	                                         (26,016)
                                                                  ------
	Total stockholders' deficit                                   (318)
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $   840
                                                                  ======

See accompanying notes.

                                          1
-----------------------------------------------------------------------------

                       Earth Sciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    Three Months Ended March 31, 2004 and 2003

			                              UNAUDITED
                                                  2004                 2003
                        (amounts in thousands, except per share amounts)

REVENUES:
     Rental income, including
       direct reimbursements                     $  13                $  31

COST AND EXPENSES:
    Operating                                       14                   20
    General and administrative                      26                   19
                                                 -----                -----
             Total expenses                         40                   39
                                                 -----                -----
OPERATING LOSS                                     (27)                  (8)

OTHER INCOME (EXPENSE):
    Interest expense                                (7)                 (30)
    Foreign currency translation                     8                   16
    Gain on settlement of debt and other, net       15                    2
                                                 -----                -----
     Total other income (expense)                   16                  (12)
                                                 -----                -----
LOSS BEFORE DISCONTINUED OPERATIONS                (11)                 (20)

INCOME FROM DISCONTINUED OPERATION.                 -                    58
                                                 -----                -----
NET (LOSS)INCOME                                $  (11)              $   38
                                                 =====                =====
NET (LOSS) INCOME PER COMMON SHARE (Basic and Diluted):
  Loss before discontinued operations           $ (.00)              $ (.00)
                                                  ====                 ====
  Discontinued operations                       $   -                $  .00
                                                  ====                 ====
  Net(loss) income                              $ (.00)              $  .00
                                                  ====                 ====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (000's):                           33,445               32,364
                                                ======               ======
---------------------------------------------------------------------------
                  Earth Sciences, Inc. and Subsidiaries
              Consolidated Statements of Accumulated Deficit
                 Three Months Ended March 31, 2004 and 2003
                                               UNAUDITED
     	                                       2004          2003
                                            (amounts in thousands)

Accumulated deficit as of January 1      $ (26,005)      (25,816)
Net (loss) income for the period	           (11)           38
                      		            --------      --------
Accumulated deficit as of September 30   $ (26,016)      (25,778)
			                          ======	    ======


See accompanying notes.

-----------------------------------------------------------------------

                   Earth Sciences, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows(Unaudited)
              For the Three Months Ended March 31, 2004 and 2003
                           (amounts in thousands)

                                                            2004        2003
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)income                                       $   (11)    $    38
  Adjustments to reconcile net (loss) income to net cash
   used in operations:
  	Equity in earnings of ADA-ES, Inc.                      -          (58)
      Gain on debt settlement                                (14)
      Change in foreign currency                              (8)        (16)
      Change in operating assets and liabilities  	         5          (9)
                                                           -----       -----
       Net cash used by operating activities                 (28)        (45)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distribution from discontinued operation               -           52
                                                           -----       -----
	Net cash provided by financing activities               -           52
                                                           -----       -----
Net decrease in cash and cash equivalents                    (28)          7

Cash and cash equivalents at beginning of period              83          -
                                                           -----       -----
Cash and equivalents at end of period 			    $   55      $    7
                                                           =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		                $   -       $   28
                                                           =====       =====

See accompanying notes.

                          Earth Sciences, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2004

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. The statement of operations for 2003 has been restated to reflect the spin-off of ADA-ES, Inc. by reporting the equity in its earnings for the periods shown as Income from Discontinued Operations. Such statements should be considered in conjunction with Registrant's 2003 Form 10-KSB.

(2) Business Segment Information
Corporate headquarter activities are part of the ESI operating segment. The segment assets of the ESI segment is located in the US while the assets of ESEC are located in Canada.

                                      (amounts in thousands)

                                     ESI    ESEC   Consolidated
                                    ----  ------   ------------
Three months ended March 31, 2004
Total revenue                      $  -    $  13       $     13
Segment assets	                 $  400  $ 440       $    840
Segment profit (loss)              $  (15) $   4       $    (11)

Three months ended March 31, 2003
Total revenue                      $  -    $  31       $     31
Segment assets	                 $3,368  $ 487       $  3,855
Segment profit (loss)              $   32  $   6       $     38


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

The Calgary facility is located on a site leased from the adjacent landowner who originally supplied feedstock to the facility in the 1980's. The lease has an indefinite term, but upon ESEC's permanent termination of operations, ESEC has a period of 24 months to remove all equipment, improvement and structures erected on the site after which time such assets become the sole property of the landlord. ESEC also has the obligation to return the site and any surrendered assets to the landlord in a safe condition that complies with the requirements of all statutes, regulations and ordinances. Although ESEC has no current intent to terminate the lease and believes the site is currently in compliance with all regulations, ESEC has accrued and recorded a liability of approx. $691,000, as an estimate of the remaining costs it would expect to incur to return the facility to the landlord under the terms of the lease. The amount recorded is an estimate that includes significant assumptions, and it is reasonably possible that these assumptions could change in the future, and that such a change could be material. The landlord commissioned a Phase 1 environmental study of the leased site. Although this Phase 1 study did not include any costs estimates, the landlord has estimated the cost substantially higher than ESEC's estimated costs. The difference in estimates primarily relates to ESEC basing its estimate on revised quantities of the waste on site, assumptions regarding future use of the building (including the future cost to demolish the building), and supervision costs. Any significant change to ESEC's estimates could result in further expenses being recorded at that time.

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

The Company had a working capital deficit of $122,000 at 3/31/04. The amount represents a decrease of approximately $16,000 from 12/31/03 due to the loss incurred during the first quarter. Included in current liabilities is an amount for a certain note payable totaling $180,000 which arose from the prior purified phosphate operations in Calgary, which at present the Company does not intend to pay. The creditor under that note have not initiated any collection action against the Company. Maintenance of an acceptable level of working capital will be dependent on the Company generating cash flow from the sale of surplus equipment and subleasing operations in Calgary and reducing the holding costs or selling some of it's mineral interests. The Company is seeking partnering and joint venture relationships to conduct and expand operations in order to meet its funding requirements. There can be no assurances that partnering and joint venture relationships can be arranged to continue and expand its operations.
As required under the Distribution Agreement with ADA-ES, in September 2003 ADA-ES transferred $100,000 in cash to the Company and assumed notes payable to Tectonic Construction Co. totaling $1,150,000. ADA-ES also assumed other indebtedness from ESI in the amount of $130,000 related to deferred compensation for past ESI employees.

The Company currently has no plans for any capital expenditures.

Although the Company has significant net operating loss carryforwards for U.S. tax purposes and Canadian tax assets, the Company has determined that it is more probable than not that those deferred tax assets will not be realized in the foreseeable future, and so has reduced those assets by a valuation allowance to a net of zero.

Cash flow used in operations totaled $(28,000) for the first quarter of 2004 compared to a use of $(46,000) for the same period in 2003. The amount for 2004 resulted primarily from net loss less non-cash charges for credits in foreign currency, the gain on settlement of debt and changes in other assets and liabilities. The amount for 2003 resulted primarily from net income less the equity in earnings of ADA-ES, non-cash credits for changes in foreign currency and changes in other assets and liabilities. Cash flow from financing activities for 2003 consist of distributions from ADA-ES of $52,000.


Results of Operations
Revenues for the first quarter of 2004 totaled $13,000 as compared to $31,000 in 2003. Revenues for both periods represented primarily amounts invoiced for rental of a portion of the Calgary facility.

The majority of operating expenses are currently covered by the tenants in Calgary, but are expected to increase, as the Company seeks to expand its activities there. Operating expenses were $14,000 for the first quarter in 2004 as compared to $20,000 for the same period in 2003.

General and administrative expenses increased by $7,000 to $26,000 for the first quarter of 2004 as compared to the same period in 2003 due to increased business taxes.

Our interest expense totaled approximately $7,000 for the first quarter of 2004 and $30,000 for the same period in 2003. The decrease in interest expense is due to a pay down principal during the assumption by ADA-ES of the Tectonic debt described above.

In 2003, we recorded our equity in the net income of ADA-ES up through the date of the spin-off which amounted to $58,000 for the first quarter of 2003.

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

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on his evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2004, the end of the period covered by this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

No other changes from Item 13 of Registrant's 2003 Form 10-KSB.

(b)	Forms 8-K -  dated April 8, 2004, reporting Item 12. Results of Operations and Financial Condition and attaching an April 8, 2004 press release announcing year-end results.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          Earth Sciences, Inc.
						                 Registrant

Date:  May 14, 2004                        /s/ Mark H. McKinnies
                                              ----------------------
                                                 Mark H. McKinnies
                                        President and Chief Financial Officer